Form 10-Q
period 2004-09-30
JAMDAT MOBILE INC
filed 2004-11-15
CIK 1135271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 000-50928

JAMDAT MOBILE INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4791817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3415 S. Sepulveda Blvd., Suite 700
Los Angeles, CA 90034

(Address of principal executive offices and zip code)

(310) 636-3100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2004
Common Stock, Par Value $0.0001 per share	20,538,401 shares

JAMDAT Mobile Inc.
Form 10-Q
For the Quarter Ended September 30, 2004
Table of Contents

i

PART I—FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

JAMDAT Mobile Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	As of	As of
	December 31,	September 30,
	2003	2004
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,133	$5,870
Restricted cash	830	11
Accounts receivable, net of allowance for doubtful accounts of $72 and $20 (unaudited), respectively	4,726	10,115
Prepaid expenses and other current assets	608	1,157
Prepaid royalties	555	1,128
Total current assets	17,852	18,281
Property and equipment, net	834	1,983
Goodwill	3,789	3,887
Intangible assets, net	450	298
Other non-current assets	154	2,204
Total assets	$23,079	$26,653
Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$544	$2,107
Accrued expenses and other liabilities	2,399	2,704
Deferred revenue	819	48
Current portion of notes payable	2,327	81
Total current liabilities	6,089	4,940
Note payable, net of current portion	61	5
Total liabilities	6,150	4,945
Commitments and contingencies (See Note 11)
Convertible redeemable preferred stock, par value $0.0001, 33,941,655 shares authorized, issued and outstanding at December 31, 2003 and 33,941,655 shares authorized, issued and outstanding (unaudited) at September 30, 2004	32,608	32,608
Stockholders’ deficit:
Common stock, $0.0001 par value; 70,000,000 shares authorized at December 31, 2003 and September 30, 2004; 4,082,981 shares issued and outstanding at December 31, 2003 and 4,805,888 (unaudited) shares issued and outstanding at September 30, 2004	1	1
Additional paid-in capital	5,845	11,321
Notes receivable from stockholders	(536)	—
Deferred stock-based compensation	(940)	(3,466)
Accumulated other comprehensive income	99	223
Accumulated deficit	(20,148)	(18,979)
Total stockholders’ deficit	(15,679)	(10,900)
Total liabilities, convertible redeemable preferred stock and stockholders’ deficit	$23,079	$26,653

See accompanying notes to condensed consolidated financial statements.

JAMDAT Mobile Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(Unaudited)
Revenues(1)	$4,074	$9,503	$8,248	$24,982
Cost of Revenues	542	1,918	1,195	4,278
Gross profit	3,532	7,585	7,053	20,704
Operating Expenses:
Research and development	2,056	3,480	4,725	8,534
Selling and marketing	761	1,293	1,800	3,605
General and administrative	1,018	1,904	2,314	4,958
Acquired in-process research and development	103	—	103	—
Stock-based compensation(2)	532	985	3,406	2,483
Total operating expenses	4,470	7,662	12,348	19,580
Income (loss) from operations	(938)	(77)	(5,295)	1,124
Interest and other income (expense), net	(11)	85	84	45
Net income (loss)	$(949)	$8	$(5,211)	$1,169
Other comprehensive income (loss):
Foreign currency translation adjustments	—	235	—	124
Comprehensive income (loss)	$(949)	$243	$(5,211)	$1,293
Net income (loss) per common share:
Basic	$(0.35)	$0.00	$(2.05)	$0.34
Diluted	$(0.35)	$0.00	$(2.05)	$0.24
Weighted average shares used in computing net income (loss) per common share:
Basic	2,734,755	3,695,112	2,536,047	3,450,322
Diluted	2,734,755	5,133,059	2,536,047	4,893,277

(1)          Includes revenues from a related party amounting to $924, $1,284, $1,391 and $3,996 for the three months ended September 30, 2003 and 2004 and the nine months ended September 30, 2003 and 2004, respectively. See Note 12.

(2)          Stock-based compensation charges are excluded from the following operating expense categories:

Research and development	$305	$212	$962	$655
Selling and marketing	92	330	615	740
General and administrative	135	443	1,829	1,088
Total	$532	$985	$3,406	$2,483

See accompanying notes to condensed consolidated financial statements.

JAMDAT Mobile Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2003	2004
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(5,211)	$1,169
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	302	697
Acquired in-process research and development	103	—
Stock-based compensation and warrant amortization	3,450	2,483
Non cash interest income, net	(70)	(18)
Provision for bad debts, net	46	4
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(2,034)	(5,315)
Prepaid expenses and other assets	(98)	(2,714)
Prepaid royalties	(540)	(567)
Accounts payable and accrued expenses	951	2,016
Deferred revenue	74	(795)
Net cash used in operating activities	(3,027)	(3,040)
Cash flows from investing activities:
Purchases of property and equipment	(266)	(1,628)
Restricted cash	(771)	819
Business acquisition	(2,566)	—
Net cash used in investing activities	(3,603)	(809)
Cash flows from financing activities:
Net bank facilities repayments	(133)	(502)
Proceeds from issuance of restricted common stock	11	751
Proceeds from issuance of common stock upon exercise of warrants	—	270
Payment of notes payable	—	(1,866)
Net cash used in financing activities	(122)	(1,347)
Effect of exchange rate changes on cash	(33)	(67)
Net decrease in cash and cash equivalents	(6,785)	(5,263)
Cash and cash equivalents, beginning of period	8,042	11,133
Cash and cash equivalents, end of period	$1,257	$5,870

See accompanying notes to condensed consolidated financial statements.

JAMDAT Mobile Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of JAMDAT Mobile Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in our final prospectus filed on September 29, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reverse Split

On September 7, 2004, the Company’s Board of Directors approved a one-for-three reverse stock split of the outstanding shares of common stock. All common stock share and per share information included in these condensed consolidated financial statements has been retroactively adjusted to reflect the impact of the reverse stock split. The preferred stock was not split but rather the conversion prices of the preferred stock were adjusted to $0.90, $2.70, $3.24, and $4.38 for the Founders Preferred, Series B Preferred, Series C Preferred and Series D Preferred, respectively. Accordingly, the preferred stock automatically converted into one share of common stock for three shares of preferred stock or 11,313,876 shares of common stock, upon the closing of the initial public offering on October 4, 2004 (See Note 13).

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Recent Accounting Pronouncements

In June 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force Issue No. 02-14 (“EITF 02-14”), “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.”  EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. The Company does not

JAMDAT Mobile Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

expect the adoption of EITF 02-14 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, certain disclosure requirements remain effective for annual periods ending after December 31, 2003. The Company will evaluate the impact of EITF 03-1 once final guidance is issued.

3. Acquisition of Hexacto

On July 3, 2003, the Company, through its wholly-owned subsidiary, JAMDAT Mobile (Canada) ULC, or JAMDAT Canada, acquired the assets of Hexacto, a developer of software for the wireless, PC and PDA markets, located in Montreal, Quebec. The purchase price was comprised of $2.2 million in cash and a note payable to the seller of up to $1,819,000, including a contingent portion of up to $1,000,000 based on the achievement of revenue milestones set forth in the purchase agreement for the year ended December 31, 2003. The contingent portion of the purchase price was accounted for as additional purchase price based on an evaluation of the relevant criteria of EITF No. 95-8 “Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination.” The note payable requires a payment of principal and accrued interest on or before July 2, 2004. The contingent portion of $1,000,000 bears interest at 7% per annum. The non-contingent portion of $819,000 does not bear interest and was recorded at its net present value of $764,000 at the date of acquisition. Interest expense on the note payable was accrued or imputed in the accompanying consolidated statement of operations. As of December 31, 2003, the Company accrued the entire contingent portion of the purchase price as management determined that the revenue milestones had been met and the contingent purchase consideration would be paid. In addition, the Company incurred $353,000 of direct transaction costs related to the acquisition. In June 2004, the principal and interest on the notes payable was paid in full.

The results of operations of Hexacto and the estimated fair market values of the acquired assets and liabilities have been included in the consolidated financial statements from the date of the acquisition. The components of the aggregate costs of the transaction are as follows (in thousands):

Cash	$2,223
Discounted value of note payable ($819 face value)	764
Contingent portion of note payable	1,000
Transaction costs	353
$4,340

JAMDAT Mobile Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The purchase price for the Hexacto transaction was allocated to assets acquired and liabilities assumed based on their estimated fair values determined by management with the assistance of a third party appraiser as follows (in thousands):

		Estimated Amortizable Life
Total tangible assets	$1,034	N/A
Acquired in-process research and development	103	N/A
Existing technology	364	2 years
Existing customer relationships	165	2 years
Other intangibles	42	3 years
Goodwill	3,693	N/A
Other liabilities	(1,061)	N/A
Total purchase price and transaction costs	$4,340

Acquired in-process research and development (“IPRD”) includes the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, this non-recurring item was expensed in the consolidated statement of operations upon consummation of the transaction. IPRD was valued using a discounted cash flow approach commonly known as the “excess earnings” approach.

Goodwill is comprised of the residual amount of the purchase price over the fair value of acquired tangible and intangible assets. The significant goodwill balance was a result of cost savings value, strategic positing value and acquirer specific synergy value including the value of the acquired Hexacto workforce when combined with the Company’s operations.

In accordance with the purchase method of accounting, the operating results of Hexacto have been included in the Company’s consolidated operating results since the acquisition date, July 3, 2003. If the operating results of Hexacto had been included since the beginning of the period for the nine months ended September 30, 2003, the pro forma results of operations of the Company would be as follows (amounts in thousands except share and per share data):

Nine Months Ended September 30, 2003
(Unaudited)
Revenues	$8,987
Loss from operations	(6,172)
Net loss	(6,264)
Basic and diluted net loss per common share	(2.47)
Weighted average shares used in computing basic and diluted net loss per common share	2,536,047

JAMDAT Mobile Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Certain Balance Sheet Items

Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	Estimated
	Useful Life	December 31,	September 30,
	(Years)	2003	2004
			(Unaudited)
Computer hardware	3	$707	$1,181
Computer software	3	454	873
Furniture, fixtures and equipment	5	301	750
Leasehold improvements	5	91	389
		1,553	3,193
Less accumulated depreciation		(719)	(1,210)
		$834	$1,983

Depreciation expense for the three months ended September 30, 2003 and 2004 was $92,000 and $195,000, respectively, and $236,000 and $487,000 for the nine months ended September 30, 2003 and 2004, respectively.

Goodwill

The changes in the carrying value of goodwill related to the acquisition of Hexacto on July 3, 2003 are as follows (in thousands):

Balance at July 3, 2003	$3,693
Effects of currency fluctuation	96
Balance at December 31, 2003	3,789
Effects of currency fluctuation (Unaudited)	98
Balance at September 30, 2004 (Unaudited)	$3,887

JAMDAT Mobile Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Intangible Assets

Intangible assets consist of the following:

	As of	As of
	December 31,	September 30,
	2003	2004
		(Unaudited)
Acquired technology	$375	$385
Customer relationships	170	175
Other intangibles	43	94
	588	654
Less:
Accumulated amortization acquired technology	(93)	(240)
Accumulated amortization customer relationships	(39)	(105)
Accumulated amortization other intangibles	(6)	(11)
Intangibles, net	$450	$298

As of September 30, 2004, expected future amortization of intangibles is as follows:

Years Ending
December 31,
2004 (remaining three months)	77
2005	173
2006	28
2007	14
2008	6
$298

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	As of	As of
	December 31,	September 30,
	2003	2004
		(Unaudited)
Accrued royalties	$387	$1,339
Accrued payroll and related benefits	1,425	636
Accrued vacation	224	319
Other	363	410
Total accrued expenses and other liabilities	$2,399	$2,704

5. Notes Payable

The Company is party to a financing arrangement with Silicon Valley Bank that provides for a $400,000 term loan for the acquisition of property and equipment. On August 10, 2001, the Company borrowed $400,000, requiring 36 equal principal and interest payments, which commenced on September 1, 2001. Borrowings are collateralized by the Company’s assets and bear interest at the greater

JAMDAT Mobile Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

of the bank’s prime rate plus 1%, or 8%, per annum. During August 2004, the Company paid all principal, interest and other associated fees and has no further financial or non-financial obligations under the loan.

JAMDAT Canada has an operating line of credit with the Bank of Montreal bearing interest at the bank’s prime lending rate plus 1.75% as of September 30, 2004. Maximum borrowing of $500,000 Canadian Dollars (“CAD”) is based on receivable levels of JAMDAT Canada and is collateralized by all the present and future accounts receivable, work in progress and inventory of JAMDAT Canada, as well as certain other assets of JAMDAT Canada. The credit facility requires JAMDAT Canada to maintain certain financial and non-financial covenants, the most restrictive of which is maintaining minimum working capital and debt to net tangible asset ratios. JAMDAT Canada is in compliance with these covenants at September 30, 2004. JAMDAT Mobile Inc. guarantees JAMDAT Canada’s obligations to the Bank of Montreal. No borrowings were outstanding under this credit facility at September 30, 2004.

JAMDAT Canada has a fixed asset loan with the Bank of Montreal bearing interest at the bank’s prime lending rate plus 3%. The loan is collateralized by certain assets of JAMDAT Canada and is payable through February 2006. JAMDAT Mobile Inc. guarantees JAMDAT Canada’s obligations to the Bank of Montreal. The loan agreement requires JAMDAT Canada to maintain certain financial and non-financial covenants, the most restrictive of which is maintaining minimum working capital and debt to net tangible asset ratios. JAMDAT Canada is in compliance with these covenants at September 30, 2004. At September 30, 2004 the outstanding principal balance of the loan was approximately $18,000.

The Company entered into a promissory note payable agreement as purchase consideration related to the acquisition of Hexacto. The non-interest bearing principal balance on the note was $819,000 which had a discounted carrying value of $793,000 at December 31, 2003. In addition to this amount, the note also includes up to $1,000,000 of contingent consideration related to the acquisition based on the achievement of certain revenue milestones in 2003 for Hexacto as set forth in the purchase agreement. In June 2004, the Company paid Hexacto’s former stockholders the entire balance of the notes payable including accrued interest amounting to $1,837,000.

As of September 30, 2004, the remaining principal payments related to the Company’s notes payable obligations are as follows (in thousands):

Years Ending
December 31,
2004 (remaining three months)	$23
2005	61
2006	2
$86

6. Income Taxes

As a result of net operating losses, the Company has not recorded a provision for federal, state or foreign income taxes for the year ended December 31, 2003 and the nine months ended September 30, 2004. In the nine months ended September 30, 2004, the Company began to generate taxable income and anticipates that it will be able to utilize net operating loss carryforwards to reduce taxable income generated in the 2004 tax year.

JAMDAT Mobile Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Given its history of operating losses and potential limitations on the utilization of net operating losses as a result of changes in control, the Company has recorded a full valuation allowance against its deferred tax assets as there is uncertainty surrounding the realization of the benefits in future tax returns.

7. Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and complies with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”  Under APB Opinion No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference between the deemed fair value of the Company’s common stock and the exercise price on the date of grant. The Company accounts for non-employee stock-based awards, in which goods or services are the consideration received for the equity instruments issued, in accordance with the provisions of SFAS No. 123 and related interpretations.

The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
Risk free interest rate	5%	4%	5%	4%
Expected life (years)	3	4	3	4
Expected volatility	90%	90%	90%	90%
Dividend yield	0%	0%	0%	0%

JAMDAT Mobile Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table illustrates the effect on net loss attributable to common stockholders and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (amounts in thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
Net income (loss):
As reported	$(949)	$8	$(5,211)	$1,169
Stock-based compensation expense included in reported net income (loss)	532	985	3,406	2,483
Stock-based compensation expense determined under the fair value method	(626)	(1,006)	(3,821)	(2,603)
Pro forma	$(1,043)	$(13)	$(5,626)	$1,049
Net income (loss) per common share—basic:
As reported	$(0.35)	$0.00	$(2.05)	$0.34
Per share effect of stock-based compensation expense included in reported net income (loss)	0.19	0.27	1.34	0.72
Per share effect of stock-based compensation expense determined under the fair value method	(0.22)	(0.27)	(1.51)	(0.76)
Pro forma	$(0.38)	$(0.00)	$(2.22)	$0.30
Net income (loss) per common share—diluted:
As reported	$(0.35)	$0.00	$(2.05)	$0.24
Per share effect of stock-based compensation expense included in reported net income (loss)	0.19	0.19	1.34	0.50
Per share effect of stock-based compensation expense determined under the fair value method	(0.22)	(0.19)	(1.51)	(0.53)
Pro forma	$(0.38)	$(0.00)	$(2.22)	$0.21

The amortization of deferred stock-based compensation is being recognized as stock-based compensation expense included in reported net income over the related graded vesting schedule of the stock awards, which equals the service period. Deferred stock-based compensation represents the difference between the deemed fair value of the Company’s common stock for financial accounting purposes and the exercise price of those stock awards at the date of grant.

JAMDAT Mobile Inc.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

During the 12-month period ended September 30, 2004, the Company granted stock awards and options with exercise prices as follows:

Grants Made During The Month Ended	Number of Shares and Options Granted	Exercise Price Per Share	Deemed Fair Value Per Share	Intrinsic Value Per Share	Deferred Stock-based Compensation (In 000’s)
December 2003	14,017	$0.48	$5.43	$4.95	$69
March 2004	415,667	0.48	9.00	8.52	3,541
April 2004	33,333	0.48	9.60	9.12	304
April 2004	88,844	1.32	9.60	8.28	736
May 2004	5,000	1.32	10.14	8.82	44
June 2004	48,667	1.32	10.38	9.06	441
August 2004	6,166	13.00	13.00	—	—
September 2004	6,166	1.32	16.00	14.68	91
September 2004	545,834	16.00	16.00	—	—
Impact of cancellations	—	—	—	—	(148)
	1,163,694				$5,078

The deemed fair values for financial accounting purposes were not based on a contemporaneous valuation by an unrelated valuation specialist but rather were determined based on a retrospective valuation performed by management. The deemed fair value of the Company’s common stock was determined using a combination of a market approach at several key dates and straight-line interpolation of the deemed fair value at those dates to the contemplated initial public offering price. Management’s valuation took into consideration the following factors:

•                    Key company milestones;

•                    Third party preferred stock investments and related common stock implied values based on preferred stock preferences;

•                    Comparable company analysis;

•                    Key industry and market factors; and

•                    Contemplated initial public offering price per share

Future annual amortization of deferred stock-based compensation for restricted common stock and options as of September 30, 2004 is as follows (in thousands):

Years Ending December 31,
2004 (remaining three months)	$618
2005	1,685
2006	862
2007	276
2008	25

JAMDAT Mobile Inc.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

8. Equity Awards

Warrants

During 2001, the Company issued warrants to purchase a total of 20,666 shares of common stock at exercise prices ranging from $0.27 to $1.35 per share of common stock in consideration for professional services rendered by non-employees. The warrants are exercisable at any time prior to the respective expiration dates ranging from March 2008 to July 2011. On September 28, 2004, a warrant to purchase 8,666 shares of common stock was exercised, and 8,160 shares were issued in a cashless transaction. At September 30, 2004, there is one remaining outstanding warrant for the purchase of 4,000 shares.

During 2001, the Company issued a warrant to purchase up to 333,333 shares of common stock based on certain milestones at an exercise price of $2.70 per share of common stock. During 2002, this agreement was amended, effectively canceling 83,333 shares under the warrant. On September 29, 2004, the warrant was exercised and 207,813 shares of common stock were issued in a cashless transaction.

During 2002, the Company issued a warrant to purchase up to 100,000 shares of common stock upon the achievement of certain milestones at an exercise price of $2.70 per share. On June 3, 2004, the warrant was exercised and 100,000 shares of common stock were issued.

Restricted Stock Grants

During the nine month period ended September 30, 2004, the Company granted 405,930 shares of restricted common stock to certain employees at $0.48 per share, in exchange for cash proceeds of $27,000, and for certain individuals in accordance with the original terms of their stock grants, the issuance of notes receivable from stockholders of $171,000.

During the nine months ended September 30, 2004, notes receivable from the Company’s executive officers and certain other employees in the aggregate amount of $729,000, were fully repaid to the Company. There are no remaining outstanding notes receivables from stockholders at September 30, 2004.

JAMDAT Mobile Inc.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

9. Net Income (Loss) Per Common Share:

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (amounts in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(Unaudited)
Historical:
Net income (loss)	$(949)	$8	$(5,211)	$1,169
Weighted average common shares	4,113,045	4,597,461	4,085,482	4,471,589
Weighted average common shares subject to repurchase	1,378,290	902,349	1,549,435	1,021,267
Denominator for basic calculation	2,734,755	3,695,112	2,536,047	3,450,322
Weighted average dilutive common stock warrants	—	207,483	—	235,682
Weighted average dilutive common stock options	—	504,738	—	430,293
Weighted average dilutive common shares subject to repurchase	—	725,726	—	776,980
Denominator for dilutive calculation	2,734,755	5,133,059	2,536,047	4,893,277
Basic net income (loss) per share	$(0.35)	$0.00	$(2.05)	$0.34
Diluted net income (loss) per share	$(0.35)	$0.00	$(2.05)	$0.24

Warrants to purchase 362,051 shares of common stock at exercise prices ranging from $0.27 to $2.70 and warrants to purchase 362,460 shares of common stock at exercise prices ranging from $0.27 to $2.70 were outstanding for the three and nine months ended September 30, 2003, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

Options to purchase 473,943 shares of common stock at exercise prices ranging from $0.27 to $0.33 and options to purchase 236,965 shares of common stock at exercise prices ranging from $0.27 to $0.33 were outstanding for the three and nine months ended September 30, 2003, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

JAMDAT Mobile Inc.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

10. Segment and Geographic Region Information

The Company operates in one industry segment. The Company’s headquarters and most of its operations are located in the United States. In 2003, the Company established a European sales office in the United Kingdom and acquired a development studio in Montreal, Canada. Geographic revenue information is based on the source of the revenue. Geographic long lived tangible asset information is based on the physical location of the assets. For the nine months ended September 30, 2003 and 2004, the United States and Canada represented 81% and 12% and 80% and 4% of total revenues, respectively. No other country outside of the United States and Canada accounted for 10% or more of total revenues. Revenues from unaffiliated customers and long-lived assets by geographic region are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(Unaudited)
Revenues:
United States	$2,927	$7,674	$6,642	$19,883
Canada	903	401	953	1,116
Other International	244	1,428	653	3,983
	$4,074	$9,503	$8,248	$24,982

	As of December 31, 2003	As of September 30, 2004
		(Unaudited)
Long-lived assets:
United States	$601	$1,595
International	233	388
	$834	$1,983

11. Commitments and Contingencies

Operating Leases

The Company leases its office space and certain office equipment under non-cancelable operating leases. Total future minimum lease payments under non-cancelable operating leases at September 30, 2004 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2004 (remaining three months)	$217
2005	903
2006	788
2007	603
2008 and thereafter	619
$3,130

JAMDAT Mobile Inc.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

Guaranteed Royalty Payments

The Company is party to certain agreements with licensors wherein the Company licenses rights to certain brands for consideration of a royalty on future revenues earned on such products by the Company. In connection with several of these agreements, the Company is committed to pay to licensors non-refundable fully recoupable advance royalties upon execution and at future dates.

Future guaranteed royalty payments under license agreements as of September 30, 2004 are as follows (in thousands):

Year Ending December 31,	Guaranteed Royalties
2004 (remaining three months)	$568
2005	465
2006	432
2007	50
$1,515

Indemnities and Guarantees

During its normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to the Company’s customers in connection with the sale of its products and the licensing of its technology, indemnities for liabilities associated with the infringement of other parties’ intellectual property based upon the Company’s products and technology, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities and guarantees generally do not provide for any limitation on the maximum potential future payments that the Company could be obligated to make. The Company has not recorded any liability for these indemnities and guarantees in the accompanying balance sheet and to date no payments have ever been required under any of these indemnities and guarantees. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from these indemnification provisions, when the required future payment is material.

Litigation

On December 4, 2003, JAMDAT Canada brought an action in the Court of Quebec, Civil Division, against Nova Media, Inc., a European distributor of certain of JAMDAT Canada’s retail products, for unpaid royalties in the amount of 40,425 Euros, and termination of all license agreements entered into with Nova Media. On May 6, 2004, JAMDAT Canada filed an amended complaint to increase its claim for unpaid royalties to 192,265 Euros. On May 20, 2004, Nova Media filed a counterclaim against JAMDAT Canada for breach of confidentiality and bad faith in the amount of 70,000 Euros in connection with an alleged loss of sales and other damages in the amount of 340,000 Euros. The Company believes that the likelihood of an unfavorable outcome is remote and accordingly, no loss accrual is necessary.

In addition to the foregoing, from time to time, the Company may be involved in other litigation or unasserted claims relating to claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. The Company may also be subject to claims arising out of the operations in

JAMDAT Mobile Inc.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

the normal course of business. The Company is not a party to any such other litigation that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12. Related Party Transactions

An affiliate of Sprint PCS, one of the Company’s carriers, holds an ownership interest in the Company. For the three month periods ended September 30, 2003 and 2004 and the nine month periods ended September 30, 2003 and 2004, the Company generated revenues of $924,000, $1,284,000, $1,391,000 and $3,996,000, respectively, from this related party.

The Company issued notes receivable to certain officers and employees of the Company for the purchase of restricted stock awards. The notes were collateralized by the underlying common stock and bear interest at interest rates ranging from 5.4% to 10.4% per annum with interest and principal due and payable at the earlier of five years from the date of execution or: (i) for officers and directors, the date immediately preceding the filing of a registration statement for an initial public offering or acquisition of the Company by a public company; (ii) sale of the underlying common stock or; (iii) upon termination of employment with the Company. The maturity dates on the notes range from December 2005 to March 2009 depending on the original issuance date. Notes receivable from stockholders totaled $536,000 as of December 31, 2003. On July 1, 2004, the notes receivable from the Company’s named executive officers and certain other employees in the aggregate amount of $673,500, including accrued interest, were repaid to the Company. During September 2004, the remaining notes receivable, including accrued interest, totaling $55,500 were repaid to the Company, resulting in no further obligations to the Company under these notes.

13. Initial Public Offering

On October 4, 2004, the Company closed its initial public offering (“IPO”) and the Company sold 4,390,781 shares of common stock for $16 per share, including shares subject to the over-allotment option, with net proceeds to the Company of approximately $63.3 million. The aggregate gross proceeds were approximately $70.3 million, and the Company incurred approximately $7.0 million in expenses related to the offering. In connection with the IPO, all of the Company’s 33,941,655 shares of redeemable convertible preferred stock were converted into 11,313,876 shares of common stock upon the closing of the IPO. The Company received the net proceeds from the IPO on October 4, 2004 which are currently invested in cash and short-term investments.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In making such statements, we must rely on estimates and assumptions drawn in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These estimates and assumptions are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond our control. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements made by us, or on our behalf.

In particular, the words “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions are intended to identify forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, you should not consider the inclusion of forward-looking statements in this report to be a representation by us or any other person that our objectives or plans will be achieved.

Risks and uncertainties that could cause actual results to differ from our forward-looking statements include those discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations” and elsewhere in this report.

We undertake no obligation to update our forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

The “JAMDAT” family of related marks, images and symbols are our properties and trademarks. All other trademarks, tradenames and service marks appearing in this report are the property of their respective holders. References to “JAMDAT,” “we,” “us,” “our,” or similar terms refer to JAMDAT Mobile Inc. together with its consolidated subsidiaries.

Overview

We are a global publisher of wireless entertainment applications, including games, ring tones, images and other entertainment content. We develop our applications both internally and through third-party developers. We have agreements to distribute our applications through over 80 wireless carriers whose networks serve approximately 880 million subscribers. Our customers typically purchase our applications through a wireless carrier’s branded e-commerce service accessed directly from their mobile phones. These carrier services include, among others, Verizon Wireless’ Get It Now®, Sprint PCS Vision™ and Vodafone live!™. Our customers download our applications to their mobile phones and they are charged a one-time or monthly subscription fee for the application which appears on their mobile phone bill. The wireless carrier collects the fee, retains a percentage and remits the balance to us. Subscribers must have a mobile phone with multimedia capabilities to download and use our applications. Currently, only a limited number of wireless subscribers have the capability to download entertainment applications. We also distribute our applications through Internet portal sites, retail stores and mobile phone manufacturers that embed our games directly in mobile phones. In addition, we offer a limited number of personal computer, or PC, and personal digital assistant, or PDA, products that may be purchased through Internet portal sites and at retail locations.

Our games and other entertainment applications are based on intellectual properties that we create and own, and well-established brands that we license from third parties. Our original properties include, among others, JAMDAT Bowling, Lemonade Tycoon™ and Gladiator®. Our licensed brands include, among others, Bejeweled, The Lord of the Rings®, Tony Hawk’s® Underground, Scrabble®, Blue’s Clues® and Lemony Snicket’s A Series of Unfortunate Events®. We also have license agreements with the NFL, MLB, the NBA and the NHL.

In 2000 and 2001, we were primarily engaged in developing applications for existing and emerging technologies in the wireless entertainment market and building wireless carrier relationships in the United States. We generated minimal revenues during this period. In 2002, Verizon Wireless launched Get It Now and we began selling our applications to Verizon Wireless subscribers with BREW®-enabled mobile phones. Get It Now provides a billing mechanism through which Verizon Wireless bills its subscribers on behalf of application providers like us. During the second half of 2002, we began selling our applications through other U.S. carriers, including Sprint PCS and AT&T Wireless, when they launched similar e-commerce application download services.

Although we began operations in the United States, we have expanded internationally. In early 2002, we entered the Korean and Japanese markets through agreements with local distribution partners. In the second quarter of 2003, we opened an office in the United Kingdom to target the European market. In the third quarter of 2003, we entered the Chinese market through agreements with local distribution partners. Additionally, in the third quarter of 2003, we entered the Canadian market through our acquisition on July 3, 2003 of all the assets of Jeux Hexacto Inc., or Hexacto. The acquisition was accounted for as a purchase and Hexacto’s operating results are included in our operating results for periods subsequent to the acquisition date. In early 2004, we opened a Tokyo office to establish distribution relationships directly with wireless carriers in Japan. In August 2004, we opened an office in Hyderabad, India to provide software development services and establish distribution relationships directly with wireless carriers in India.

In managing and evaluating our business, we consider, among other factors, the following:

•       Penetration of next-generation mobile phones.   The primary growth drivers of our business are the number of mobile phones in the market capable of downloading our applications and our ability to deploy our applications to those mobile phones—primarily through our carrier relationships. We believe that our revenue growth to date has tracked growth in the number of available next-generation mobile phones, although there is no reliable industry data on the penetration of mobile phones with multimedia capabilities. We believe that over time the majority of all mobile phones worldwide will be capable of downloading data applications through application environments like BREW and Java®.

•       Complexity of mobile phone features and technologies.   We support numerous mobile phone models and technologies in an effort to reach the maximum number of wireless subscribers. We have developed processes and proprietary technologies that enable us to efficiently deploy our applications to over 200 mobile phone models. However, keeping pace with the rapid innovation of mobile phone technologies together with the continuous introduction of new mobile phone models by wireless carriers requires investment in deployment capabilities, including personnel, technologies and equipment. To date, we have broadly supported mobile phones utilizing BREW and Java as the primary application environment.

•       Composition of our application portfolio.   Our strategy is to publish a diversified and balanced portfolio of high-quality applications based on both JAMDAT brands and brands that we license from third parties. For the three months ended September 30, 2003 and 2004 and the nine months ended September 30, 2003 and 2004, we derived 60%, 47%, 57% and 50%, respectively, of our revenues from JAMDAT-branded applications. Our license agreements for third-party brands typically require that we pay an advance or guaranteed royalty payment. We generally recoup all of the advances we have paid from royalties earned from sales of the application before the licensor receives any further royalty payments from us. We also distribute applications for other publishers, developers and licensors. When we distribute applications, we generally do not assume the cost or responsibility associated with application development, which ultimately results in a higher royalty payment to the third party, and therefore, a lower gross margin for us on distributed products. For the three months ended September 30, 2003 and 2004 and the nine months ended September 30, 2003 and 2004, these third party distribution services accounted for less than 2% of our revenues.

•       Pricing of our applications.   Our prices and purchasing methods vary by application, mobile phone model and wireless carrier. We offer some of our applications only on a monthly subscription basis and others only through a one-time purchase option. We also bundle multiple applications for a monthly subscription fee. Subscriptions to our applications generally renew automatically on a month-to-month basis and are terminable by our customers at any time. Although we have the ability to propose prices to our carriers, in general, the final price for our applications is set by the carrier. The carriers typically charge $1.49 to $2.99 for a monthly subscription and $3.99 to $7.49 for a one-time purchase of our applications. For the three months ended September 30, 2003 and 2004 and the nine months ended September 30, 2003 and 2004, we derived approximately 31%, 31%, 33% and 31% of our revenues, respectively, from subscriptions.

•       Revenues by carrier.   We distribute our applications primarily through wireless carriers. We generally seek to create direct contractual relationships with these carriers when they launch their “bill on behalf” of services. Our ability to generate revenues and the terms under which we deliver our applications depend on a number of factors, including our ability to maintain strong relationships with the carriers and to differentiate our applications from those of our competitors. Subscribers of Verizon Wireless and Sprint PCS, our largest and second largest carrier relationships by revenue, accounted for approximately 41% and 23%, respectively, of our revenues during the three months ended September 30, 2003, approximately 38% and 14%, respectively, of our revenues during the three months ended September 30, 2004, approximately 55% and 17%, respectively, of our revenues for the nine months ended September 30, 2003 and approximately 39% and 16%, respectively, of our revenues during the nine months ended September 30, 2004. During October 2004, the merger between Cingular Wireless and AT&T Wireless was approved by the Federal Communications Commission. If the merger had been completed prior to 2004, revenue from the combined company would have represented 13% and 11% of our revenues for the three and nine months ended September 30, 2004, respectively.

•       Revenues by geography.   While we have initially focused on building our presence in the United States, we believe that the wireless entertainment market is expanding globally and we intend to pursue revenue opportunities outside the United States. Our Montreal, Canada office distributes our applications to wireless carriers in Canada and, starting in late 2003, our Guildford, England office began distributing our applications throughout Europe. In April 2004, we opened an office in Tokyo, Japan to distribute our applications in the Japanese market. We distribute our applications in China and Korea through local distribution partners. In August 2004, we opened an office in Hyderabad, India to distribute our applications in India. All of our other international distribution efforts are currently managed directly from the United States. During the three months ended September 30, 2003 and 2004 and the nine months ended September 30, 2003 and 2004, we derived approximately 28%, 19%, 19% and 20% of our revenues, respectively, from international markets.

Application of Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and understanding of our financial results. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

We recognize revenues in accordance with the guidelines of SEC Staff Accounting Bulletin, or SAB, No. 104 “Revenue Recognition.” We generally recognize revenues from the sale or subscription of our applications to wireless subscribers under distribution agreements with wireless carriers and other distributors in the period in which the applications are purchased or over the period in which the applications are subscribed, assuming that: fees are fixed and determinable; we have no significant obligations remaining; and collection of the related receivable is reasonably assured. In accordance with our distribution agreements, the wireless carriers and other distributors are responsible for billing, collecting and remitting to us our percentage of the fees. The wireless carriers and other distributors generally report the final sales data to us within 10 to 45 days following the end of each month. In situations where wireless carriers are not contractually obligated to report sales data prior to our external reporting deadlines, we estimate our revenues based on preliminary sales data derived from our servers or directly from the carrier, an analysis of carrier-specific historical sales trends and the expected impact of all newly launched applications during the period. To date, instances requiring estimates have not been significant. Our policy is to record differences between estimated revenues and actual revenues in the next reporting period once the actual amounts are determined.

In accordance with Emerging Issues Task Force, or EITF, No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” we recognize as revenues the net amount the wireless carrier or distributor pays to us upon the sale of our applications, net of any service or other fees earned and deducted by the wireless carrier or distributor. We have evaluated our wireless carrier and distributor agreements and have determined that we are not the principal when selling our applications through wireless carriers. Key indicators that we evaluated to reach this determination include:

•       wireless subscribers directly contract with wireless carriers who have most of the customer service interaction and are generally viewed as the primary obligor by the wireless subscribers;

•       wireless carriers generally have significant control over the type of applications and content that are offered to their wireless subscribers;

•       wireless carriers are directly responsible for billing and collecting fees from wireless subscribers including resolution of billing disputes;

•       wireless carriers generally pay us a fixed percentage of revenues collected;

•       wireless carriers generally must approve the price of our applications in advance of their sale to wireless subscribers, and our more significant carrier customers have the ability to set the ultimate price charged to the wireless subscriber; and

•       we have limited risks, including no inventory risk and limited credit risk, because wireless carriers generally bear the risk of collecting from their subscribers.

Based on our evaluation of these factors, we believe that recognizing revenues on a net basis is appropriate where the above indicators are present.

We also derive revenues from license agreements with mobile phone manufacturers that allow them to embed our applications directly into their mobile phones. Generally, these manufacturers pay a per unit license fee for each mobile phone manufactured with an embedded application. Manufacturers generally report manufacturing data within 45 days after the end of the month or quarter in which such activity takes place. In situations where handset manufacturers are not contractually obligated to report sales data prior to our external reporting deadlines, we estimate our revenues based on preliminary sales data obtained from the handset manufacturers, an analysis of historical sales trends and the expected impact of any newly released handsets which feature embedded versions of our products. Our procedures for estimating revenues under these license agreements include:

•       Evaluation of monthly manufacturing data received to evaluate trends of manufacturing activity based on our knowledge of the mobile phones being produced that embed our applications; and

•       Communication with the appropriate personnel at the manufacturer to obtain preliminary manufacturing information prior to receipt of the formal royalty report or payment for the month.

To date, instances requiring estimates have not been significant and our policy is to record differences between estimated revenues and actual revenues in the next reporting period once the actual amounts are determined. We recognize revenues from these arrangements in the month or quarter that this manufacturing activity takes place assuming: fees are fixed and determinable; we have no significant obligations remaining; and collection of the related receivable is reasonably assured.

Revenues recorded based on this estimation process for the three months ended September 30, 2003 and 2004 and the nine months ended September 30, 2003 and 2004 amounted to 1.4%, 0.9%, 1.7%, and 2.7% of total revenues, respectively. As discussed above, distribution agreements requiring revenue estimates are generally related to smaller foreign wireless carriers, distributors and mobile phone manufacturers. Historically, differences between our estimates and actual revenues have not been materially different and, when we were a private company, we had adequate time to adjust our estimated revenues to actual results once we receive final sales data. Revenues requiring estimates increased as a percentage of revenues for the nine months ended September 30, 2004 as a result of an increase in business with smaller European carriers who take longer to report their actual results to us. We expect that revenues requiring estimates will remain flat as a percentage of revenues through the remainder of 2004. In addition, we are working with these smaller wireless carriers, distributors and mobile phone manufacturers to receive more timely sales reporting in situations where the data is not being received within our public company reporting deadlines to minimize the instances requiring estimates in the future.

In addition, we have generated limited revenues from providing consulting services and contractual development work for carriers. In the event that we receive upfront payments for these activities, revenues are generally recognized upon delivery or over the contractual term depending on the underlying contractual obligations. Revenues under these types of arrangements are not anticipated to be significant in the future.

Deferred revenues generally consist of up-front payments from wireless carriers or other distribution partners for development or other services that we are not recognizing until we fulfill our underlying contractual obligations and the related revenues are earned.

Although the majority of our revenue is denominated in the functional currency of the entity responsible for the sale, we do have certain contracts where revenue is denominated in currency other than the functional currency. In these instances, revenue is converted at a quoted average exchange rate for the period over which the revenue was earned.

Impairment of Goodwill and Long-Lived Assets

We periodically assess potential impairments of our goodwill in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” We assess impairment of our other long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include significant underperformances relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. In addition, we assess goodwill at least annually in accordance with SFAS No. 142. SFAS No. 142 requires a two-step process for evaluating whether goodwill has been impaired. The first step of the goodwill impairment test compares the fair value of the company with its carrying value, including goodwill. If the fair value exceeds its carrying amount, goodwill is not impaired. If the carrying value exceeds its fair value, we compare the fair value of goodwill with the carrying value of that goodwill. If the carrying value of goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. When we determine that the carrying value of a long-lived asset, other than goodwill, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. We report an impairment loss in the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows if not. To date, we have not had an impairment of goodwill or other long-lived assets.

Income Taxes

We periodically review the likelihood that we will realize the value of our deferred tax assets and liabilities to determine if a valuation allowance is necessary. We have recorded a full valuation allowance against our net deferred tax assets. We have maintained a full valuation allowance because we concluded that it was not likely we would realize the value of our deferred tax assets, in light of our history of net operating losses and limited operating history, potential limitations on the utilization of net operating loss carryovers, future taxable income and feasibility of tax planning initiatives. If we determine in the future that it is more likely than not that we will realize any future deferred tax assets for which we previously provided a valuation allowance, we would reduce the existing valuation allowance and recognize income in the amount of the reduction. Conversely, if we determine that we would not be able to realize any future recorded net deferred tax asset, we would increase the valuation allowance and recognize the increase as a charge to our results of operations in the period we reached the conclusion.

In addition, we operate within multiple domestic and foreign taxing jurisdictions and are subject to audit in those jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although we believe that our financial statements reflect a reasonable assessment of our foreign tax liability, it is possible that the ultimate resolution of these issues could significantly differ from our original estimates.

Accounting for Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and comply with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference between the deemed fair value of our common stock and the exercise price on the date of grant. We account for non-employee stock-based awards, in which goods or services are the consideration received for the equity instruments issued, in accordance with the provisions of SFAS No. 123 and related interpretations. We have recorded compensation charges for issuances of stock awards where the exercise price was less than the deemed fair value of the underlying stock for financial accounting purposes. See “—Results of Operations—Stock-Based Compensation.”

Software Development Costs

We expense research and development costs, which consist primarily of software development costs, as they are incurred. We account for software development costs in accordance with SFAS No. 86,

“Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” We expense software development costs that we incur in the research and development of software products and enhancements to existing software products until the time when we establish technological feasibility, and we capitalize costs from that time until the product is available for general release to customers. Under our current practice of developing new applications, the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. As a result, to date, we have not capitalized any costs relating to our application development because the costs incurred after the establishment of technological feasibility of our applications have not been significant. In addition, in the future, we will consider the following factors in determining whether costs can be capitalized: the emerging nature of the wireless entertainment market; the rapid evolution of the platforms and mobile phones on which we develop; the lack of pre-orders or sales history for our applications; the uncertainty regarding an application’s revenue-generating potential; our lack of control over the sales channel resulting in uncertainty as to when an application will be available for sale, if at all; and our historical practice of canceling applications throughout each stage of the development process.

Advance or Guaranteed Licensor Royalty Payments

Advance or guaranteed licensor royalty payments are fees that we pay to third-party brand holders for use of their intellectual property, including trademarks or copyrights, in the development of our applications. We capitalize advance or guaranteed royalty payments to licensors and amortize these amounts to cost of revenues over the period in which revenues for the license will be generated, which is typically over the term of the license agreement, based on either the agreement execution date or application launch date, depending on the terms of the license agreement.

Results of Operations

The following table sets forth the items in our historical consolidated statements of operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(Unaudited)
Revenues	$4,074	$9,503	$8,248	$24,982
Cost of Revenues	542	1,918	1,195	4,278
Gross profit	3,532	7,585	7,053	20,704
Operating Expenses:
Research and development	2,056	3,480	4,725	8,534
Selling and marketing	761	1,293	1,800	3,605
General and administrative	1,018	1,904	2,314	4,958
Acquired in-process research and development	103	—	103	—
Stock-based compensation	532	985	3,406	2,483
Total operating expenses	4,470	7,662	12,348	19,580
Income (loss) from operations	(938)	(77)	(5,295)	1,124
Interest and other income (expense), net	(11)	85	84	45
Net income (loss)	$(949)	$8	$(5,211)	$1,169

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(Unaudited)
Revenues	100%	100%	100%	100%
Cost of Revenues	13	20	14	17
Gross profit	87	80	86	83
Operating Expenses:
Research and development	50	37	57	34
Selling and marketing	19	14	22	14
General and administrative	25	20	28	20
Acquired in-process research and development	3	—	1	—
Stock-based compensation	13	10	42	10
Total operating expenses	110	81	150	78
Income (loss) from operations	(23)	(1)	(64)	5
Interest and other income (expense), net	—	1	1	—
Net income (loss)	(23)%	—%	(63)%	5%

Sources of Revenues

We principally derive revenues from the licensing of our applications to wireless subscribers for a one-time purchase fee or a monthly subscription fee. Substantially all of these fees appear on our customers’ monthly mobile phone bill. In accordance with our carrier agreements, the carriers perform billing and collection functions and remit a percentage of the fees to us. We recognize the net amount of revenues due to us from the wireless carrier. We generate the vast majority of our revenues through our carrier distribution channel when wireless subscribers download our applications to their mobile phones, typically through a carrier’s branded e-commerce service. Our customers may also initiate the purchase of our applications from various Internet portal sites or through other delivery mechanisms with carriers continuing to be responsible for billing, collecting and remitting to us a percentage of those fees. We also generate limited revenues from mobile phone manufacturers when they embed one of our applications directly into a mobile phone. We generally receive payment from the manufacturer on a per mobile phone basis. Revenues from embed sales represented 4% and 8% of our revenues for the three months ended September 30, 2003 and 2004, respectively, and 5% and 5% of our revenues for the nine months ended September 30, 2003 and 2004, respectively. Finally, we generate limited revenues from the sale of some of our applications, including PC and PDA products, through Internet portal sites and retail stores. Revenues from these sales represented 20% and 3% of our revenues for the three months ended September 30, 2003 and 2004, respectively, and 10% and 3% of our revenues for the nine months ended September 30, 2003 and 2004, respectively. We currently anticipate that revenues from PC and PDA products, which are a result of the Hexacto acquisition, will continue to decline as a percentage of total revenues. We expect this decline because we do not currently anticipate significant future investment in these types of revenue opportunities.

Cost of Revenues

Our cost of revenues includes amortization of advance or guaranteed royalties to licensors, royalty payments to licensors, royalty payments to developers in excess of development costs, amortization of acquired software and other costs. Our gross profit is determined largely by the mix of our JAMDAT-branded and licensed applications sold during a particular period under varying royalty obligations associated with each application. There are multiple internal and external factors that affect the mix between sales of JAMDAT-branded and licensed applications including the overall ratio of JAMDAT-branded applications to licensed applications available for sale during a particular period. The success of any individual application during a particular period is affected by internal and external factors such as marketing and media exposure, product quality, competitive products and consumer acceptance. If our mix of sales shifts substantially to licensed applications or applications with higher overall royalty rates, our gross margin would decline.

We capitalize advance or guaranteed royalty payments to licensors and amortize these amounts to cost of revenues over the period in which revenues for the license will be generated, which is typically over the term of the license agreement. If our licensors earn royalties in excess of advances or guaranteed payments, we categorize the excess royalties as cost of revenues in the period they are earned by the licensor. If our external developers earn royalties in excess of our previously expensed application development costs, we similarly categorize the excess royalties as cost of revenues in the period the developer actually earns the royalties. Costs incurred for the development of our applications prior to technological feasibility are expensed as incurred throughout the development process, and are included in research and development expenses.

Acquired software consists of completed software acquired in the acquisition of Hexacto. We amortize acquired software over the estimated useful life of two years.

Other costs of revenues consist primarily of bandwidth, co-location space and other fees associated with maintaining our carrier-grade hosting environment used for developing and operating our application provisioning and multi-player gaming services.

Operating Expenses

Our operating expenses primarily include research and development, selling and marketing, general and administrative and stock-based compensation.

Research and Development.   Our research and development expenses relate primarily to compensation and associated costs for the internal and external development and deployment of our entertainment applications, quality assurance testing, compensation and associated costs of technology employees working on platform technologies, mobile phone and wireless service costs associated with application development and deployment, and certification testing required by carriers.

We devote substantial resources to the development and deployment of our applications and expect this to continue in the future. We attempt to balance the mix of internal and external application development. We believe that developing applications internally through our own employee developers allows us to increase margins, leverage the technology we have developed and better control application delivery. The use of external development allows us to significantly increase the number and diversity of our applications while controlling fixed costs. We also believe external developers provide dynamism and creativity and we will continue to work closely with the best-available application developers. Our external application development costs are typically structured as non-refundable advance payments against future royalties earned, if any. The advance amounts generally range between $40,000 and $120,000 per application. Our applications generally require from six months to one year to produce, based on the complexity and feature set of the application developed, the number of platforms and handsets covered and the experience of the developer. We expect the payments to developers and the production time to increase as the complexity and feature sets of the applications they develop increase. We expect our research and development expenses will increase in absolute terms as we continue to create new applications and technologies as our company grows.

Selling and Marketing.   Our selling and marketing expenses relate primarily to the compensation and associated costs for marketing and sales personnel, marketing and advertising, trade shows, public relations and other promotional activities, and general business development activities. We expect selling and marketing expenses to increase in absolute terms with the growth of our business and as we further promote the JAMDAT brand and our applications in the future.

General and Administrative.   Our general and administrative expenses relate primarily to the compensation and associated costs for general and administrative personnel, professional fees, facility costs, information technologies and service costs. In addition to our headquarters, located in Los Angeles, California, we maintain offices in Tokyo, Japan, Montreal, Canada, Guildford, England and Hyderabad, India. We expect that general and administrative expenses will increase in absolute terms as we hire additional personnel and incur costs related to the anticipated growth of our business and our operation as a public company.

Stock-Based Compensation.   In connection with the grant of common stock awards, we have recorded deferred stock-based compensation for the difference between the exercise price and the deemed fair value for financial accounting purposes of the underlying shares of stock and option awards to employees on the date of the grant. In addition, for restricted stock awards that were exercised with notes receivable from stockholders that did not have fixed accounting, we recognized deferred stock-based compensation for increases in the deemed fair value at the end of each reporting period until a fixed and final measurement occurred in April 2003 which resulted in recognition of cumulative deferred stock-based compensation of approximately $3.9 million through April 2003.

During the nine-month period ended September 30, 2004, we granted stock awards and options with exercise prices ranging from $0.48 per share to $16.00 per share and deemed fair values for accounting purposes for the same period ranging from $5.43 per share to $16.00 per share, resulting in deferred stock-based compensation of $5.0 million for the nine-month period ended September 30, 2004. All stock options that we have granted to our employees and directors under our equity plans were intended to be exercisable at a price per share not less than the fair value of the shares of our common stock underlying those options or stock awards on their respective dates of grant. Because there was not a public market for our shares prior to our initial public offering, our board of directors determined these exercise prices in good faith, based on the best information available to the board and our management at the time of grant.

Other than certain grants made in connection with our initial public offering, which were made at the initial public offering price, we did not obtain contemporaneous valuations by an unrelated valuation specialist at the times we issued stock options or awards because our board of directors believed the best indicator of the fair value of our common stock was a market approach based on the preferred stock prices paid by outside investors after making adjustments for preferred stock preferences. In addition, our board of directors believed that, because of the early stage of our business, traditional valuation approaches used by independent valuation firms, such as an income approach, would not be relevant and would not be worth the cost. Subsequently, in anticipation of our initial public offering, we reassessed the valuations of our common stock using a retrospective valuation performed by management, which required us to make complex and subjective judgments. The deemed fair value of our common stock was determined using a combination of a market approach at several key dates and straight-line interpolation of the deemed fair value at those dates to the contemplated initial public offering price. Management’s valuation took into consideration the following factors:

•       key company milestones;

•       third party preferred stock investments and related common stock implied values based on preferred stock preferences;

•       comparable company analysis;

•       key industry and market factors; and

•       contemplated initial public offering price per share.

The differences between the range of deemed fair values of $5.43 to $16.00 per share for stock awards granted during the last nine months and the initial public offering price of $16.00 per share were a result of the following factors:

•       During the fourth quarter of 2003, we issued $11 million of Series D preferred stock at a price of $1.46 per share, which converted into common stock upon the completion of our initial public offering at a conversion price of $4.38 per share after giving effect to our 1-for-3 reverse stock split, to a venture capital firm that had not previously been an investor. We also increased the number and deployment of our applications and our revenues grew sequentially by 28% over our revenues for the third quarter of 2003. In spite of these events, we continued to believe the likelihood of an initial public offering was remote because we had not achieved the necessary revenue scale or profitability. In determining the value of our common stock, we considered the revised liquidation preferences after our Series D financing and the achievement of the above-noted milestones. Accordingly, by the end of 2003, we determined that the deemed fair value for our common stock was higher than the Series D preferred stock price.

•       During the quarter ended March 31, 2004, we continued to increase the number of our applications available for sale and our revenues grew sequentially by 35% over our revenues for the fourth quarter of 2003. In addition, we achieved our first profitable quarter in the first quarter of 2004.

•       During the quarter ended June 30, 2004, we continued to increase the number of our applications available for sale and our revenues grew sequentially by 20% over our revenues for the first quarter of 2004 and we maintained our profitability. In mid-April and early May 2004, we received our first potential valuations from certain major investment banks. Based on these valuations, we retained investment bankers in mid-May 2004 to advise us on a potential initial public offering.

•       During the quarter ended September 30, 2004, we filed our initial registration statement on July 2, 2004. The preliminary estimates of our common stock price were based on projected 2005 revenues and earnings, which assumed significant continued growth in revenues and profits. In addition, this value was also based on favorable capital market conditions. On October 4, 2004, we completed our initial public offering at a price of $16.00 per share of common stock.

Although immediately prior to the initial public offering it was reasonable to expect that the completion of the offering would add value to our common shares because they would have increased liquidity and marketability, the amount of additional value could not have been measured with either precision or certainty.

We recognize compensation expense as we amortize the deferred stock-based compensation amounts on an accelerated basis over the related graded vesting periods, generally over four years.

During the years ended December 31, 2001, 2002 and 2003 and the nine month period ended September 30, 2004, we recorded deferred stock-based compensation to stockholders equity of $0.3 million, $29,000, $4.8 million and $5.0 million, respectively, related to the final remeasurement of restricted shares underlying the notes to stockholders and the grant of new restricted common stock and option awards. Future annual amortization of deferred stock-based compensation for restricted common stock and options as of September 30, 2004 is as follows (in thousands):

Years Ending December 31,
2004 (remaining three months)	$618
2005	$1,685
2006	$862
2007	$276
2008	$25

Income Taxes

We are subject to tax in the United States on our U.S. sourced income. Due to our historic operating losses, we have not paid U.S. income taxes since inception and have generated significant net operating losses. Certain revenues generated outside of the United States are subject to foreign withholding taxes. These taxes are withheld from revenues generated by our partners in certain foreign countries based on specific tax treaties with the United States. These foreign withholding taxes are available as foreign tax credits against future taxable income. We have placed a valuation allowance against the entire amount of our otherwise recognizable net deferred tax assets as of December 31, 2003 and September 30, 2004 because of our assessment that, due to our history of operating losses and the related uncertainty about our ability to generate sufficient taxable income during the carryforward period, it is not likely that we will realize the deferred tax assets. For the first three quarters of 2004, we generated taxable income for the first time since our inception and have utilized a portion of our net operating loss carryforward to offset our estimated taxable income. Accordingly, we have not recorded a tax provision for the three or nine months ended September 30, 2003 and 2004.

Comparison of the quarters ended September 30, 2003 and 2004

Revenues.   Our revenues increased 133% from $4.1 million for the three months ended September 30, 2003 to $9.5 million for the three months ended September 30, 2004. The increase primarily resulted from increased sales volume of our new and existing applications due to an increase of addressable next-generation handsets, as a result of sales of new handsets by our carriers and the addition of new carriers offering application download services. We increased the number of applications generating revenue to 92 during the three month period ended September 30, 2004 from 49 during the prior year period. Our Canadian revenues decreased as a percentage of revenues from 22% in the three months ended September 30, 2003 to 4% in the current year period. The decrease resulted from a realignment of resources in our Canadian studio away from PC and PDA game development and toward wireless development. Our non-Canadian international revenues increased from 6% in the three months ended September 30, 2003 to 15% in the three months ended September 30, 2004 due to revenue generated by our UK office during 2004. The revenue was generated due to the UK office developing sales relationships with European carriers such as Vodafone, O2 and Telefonica.

Cost of Revenues.   Cost of revenues increased 254% from $0.5 million for the three months ended September 30, 2003 to $1.9 million for the three months ended September 30, 2004. The increase primarily resulted from increased royalty payments to developers and licensors resulting from our increased revenues and an increase in license amortization due to the acquisition of additional licenses.

Gross Profit.   Our gross profit increased 115% from $3.5 million for the three months ended September 30, 2003 to $7.6 million for the three months ended September 30, 2004. The increase primarily resulted from an increase in our revenues. Our gross profit decreased as a percentage of revenues from 87% for the three months ended September 30, 2003 to 80% for the three months ended September 30, 2004. This decrease is a result of increased royalty payments associated with the increased sale of licensed properties as a percentage of revenue from 40% of sales in the three months ended September 30, 2003 to 53% of sales in the three months ended September 30, 2004. In addition, royalty payments to developers and licensors for products that have earned royalties in excess of advance payments have increased over the prior year period as a result of our increased revenues for certain products.

Research and Development.   Research and development expenses increased 69% from $2.1 million for the three months ended September 30, 2003 to $3.5 million for the three months ended September 30, 2004. The increase primarily resulted from an increase in the number of applications being developed and deployed from the prior year, increasing full-time headcount in the United States from thirty-one to sixty, the opening and operation of offices in Japan and India, and increased spending on platform technologies, mobile phones and wireless service plans to support our development and deployment efforts. External development expenses represented 24% of total research and development expenses during the three months ended September 30, 2004 compared to 34% over the same period in 2003. As a percentage of revenues, research and development expenses declined from 50% in the three months ended September 30, 2003 to 37% in the three months ended September 30, 2004 due to the overall growth of our revenues, which resulted in economies of scale in our research and development expenses.

Selling and Marketing.   Selling and marketing expenses increased 70% from $0.8 million for the three months ended September 30, 2003 to $1.3 million for the three months ended September 30, 2004. The increase primarily resulted from higher spending on targeted online advertising, increasing full-time headcount in the UK from three to seven and the opening and operation of our office in Japan. As a percentage of revenues, selling and marketing expenses declined from 19% in the three months ended September 30, 2003 to 14% in the three months ended September 30, 2004 due to the overall growth of our revenues, which resulted in economies of scale in our selling and marketing expenses.

General and Administrative.   General and administrative expenses increased 87% from $1.0 million for the three months ended September 30, 2003 to $1.9 million for the three months ended September 30, 2004. The increase in general and administrative expenses was due primarily to increases in facilities and personnel costs, the opening and operating of offices in Japan and India and increased professional fees related to our initial public offering. As a percentage of revenues, general and administrative expenses declined from 25% in the three months ended September 30, 2003 to 20% in the three months ended September 30, 2004 due to the overall growth of our revenues, which resulted in economies of scale in our general and administrative expenses.

Stock-based Compensation.   Stock-based compensation for the three months ended September 30, 2003 was $0.5 million compared to $1.0 million for the three months ended September 30, 2004. The increase in stock-based compensation was related to the amortization of deferred stock-based compensation for stock grants made in 2004 at exercise prices below the deemed fair value for financial accounting purposes.

Acquired In-Process Research and Development or IPRD.   IPRD represents the write-off of acquired in-process research and development related to our July 3, 2003 acquisition of Hexacto.

Interest and Other Income (Expense), Net.   Interest and other income (expense), net for the three months ended September 30, 2003 amounted to an expense of $11,000 compared to income of $85,000 for the three months ended September 30, 2004. The change was primarily a result of $91,000 of foreign currency gain in the three months ended September 30, 2004.

Comparison of the Nine Months Ended September 30, 2003 and 2004

Revenues.   Our revenues increased 203% from $8.2 million for the nine months ended September 30, 2003 to $25.0 million for the nine months ended September 30, 2004. The increase primarily resulted from increased sales volume of our new and existing applications due to an increase of addressable next-generation handsets, as a result of sales of new handsets by our carriers and the addition of new carriers offering download services. We increased the number of applications generating revenue to 94 during the nine month period ended September 30, 2004 from 49 during the nine month period ended September 30, 2003. Our Canadian revenues decreased as a percentage of revenues from 12% in the nine months ended September 30, 2003 to 4% in the nine months ended September 30, 2004. The decrease resulted from a realignment of resources in our Canadian studio away from PC and PDA game development and towards wireless development. Our non-Canadian international revenues increased from 8% in the nine months ended September 30, 2003 to 16% in the nine months ended September 30, 2004.

Cost of Revenues.   Cost of revenues increased 258% from $1.2 million for the nine months ended September 30, 2003 to $4.3 million for the nine months ended September 30, 2004. The increase primarily resulted from increased royalty payments to developers and licensors resulting from our increased revenues and an increase in license amortization due to the acquisition of additional licenses.

Gross Profit.   Our gross profit increased 194% from $7.1 million for the nine months ended September 30, 2003 to $20.7 million for the nine months ended September 30, 2004. The increase primarily resulted from an increase in our revenues. Our gross profit decreased as a percentage of revenues from 86% for the nine months ended September 30, 2003 to 83% for the nine months ended September 30, 2004. This decrease is a result of increased royalty payments associated with the increased sale of licensed properties as a percentage of revenue from 43% of sales in the nine months ended September 30, 2003 to 50% of sales in the nine months ended September 30, 2004. In addition, royalty payments to developers and licensors for products that have earned royalties in excess of advanced payments have increased over the prior year period as a result of our increased revenues for certain products.

Research and Development.   Research and development expenses increased 81% from $4.7 million for the nine months ended September 30, 2003 to $8.5 million for the nine months ended September 30, 2004. The increase primarily resulted from an increase in the number of applications being developed and deployed from the prior year, increasing full-time headcount in the United States from thirty-one to sixty, the opening and operation of offices in Japan and India, and increased spending on platform technologies, mobile phones and wireless service plans to support our development and deployment efforts. External development expenses represented 24% of total research and development expenses during the nine months ended September 30, 2004 compared to 36% during the nine months ended September 30, 2003. The decrease in external development expenses as a percentage of total research and development expenses is primarily due to utilization of JAMDAT Canada’s internal studio during the full nine months of 2004 compared to only three months during the nine months ended September 30, 2003, following our acquisition of Hexacto in July 2003. As a percentage of revenues, research and development expenses declined from 57% in the nine months ended September 30, 2003 to 34% in the nine months ended September 30, 2004 due to the overall growth of our revenues, which resulted in economies of scale in our research and development expenses.

Selling and Marketing.   Selling and marketing expenses increased 100% from $1.8 million for the nine months ended September 30, 2003 to $3.6 million for the nine months ended September 30, 2004. The increase primarily resulted from higher spending on targeted online advertising, increased expense in the United Kingdom and the opening and operation of our office in Japan. Factors contributing to higher operating costs in the United Kingdom include increases in travel and entertainment, marketing and headcount associated with being in operation only five months in the 2003 nine month period versus nine months in the current period. As a percentage of revenues, selling and marketing expenses declined from 22% in the nine months ended September 30, 2003 to 14% in the nine months ended September 30, 2004 due to the overall growth of our revenues, which resulted in economies of scale in our selling and marketing expenses.

General and Administrative.   General and administrative expenses increased 114% from $2.3 million for the nine months ended September 30, 2003 to $5.0 million for the nine months ended September 30, 2004. The increase in general and administrative expenses was due primarily to increases in facilities and personnel costs, the opening and operation of offices in the UK, Japan and India and increased professional fees related to the JAMDAT initial public offering. As a percentage of revenues, general and administrative expenses declined from 28% in the nine months ended September 20, 2003 to 20% in the nine months ended September 30, 2004 due to the overall growth of our revenues, which resulted in economies of scale in our general and administrative expenses.

Stock-based Compensation.   Stock-based compensation for the nine months ended September 30, 2003 was $3.4 million compared to $2.5 million for the nine months ended September 30, 2004. The decrease was primarily a result of reduced stock-based compensation in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 as the prior period stock-based compensation was primarily a result of the re-measurement of the fair value of previously issued restricted stock awards exercised with notes receivable from stockholders that did not have fixed accounting until the final measurement in April 2003 partially offset by 2004 grants below deemed fair value.

Acquired In-Process Research and Development or IPRD.   IPRD represents the write-off of acquired in-process research and development related to the July 3, 2003 acquisition of Hexacto.

Interest and Other Income (Expense), Net.   Interest and other income (expense), net for the nine months ended September 30, 2003 amounted to income of $84,000 compared to income of $45,000 for the nine months ended September 30, 2004. The change was primarily a result of additional currency exchange gains as foreign currencies have strengthened against the dollar in 2004.

Liquidity and Capital Resources

Since our inception, we had incurred recurring losses and negative annual cash flows from operations and we have an accumulated deficit of $19.0 million as of September 30, 2004. Historically, our primary sources of liquidity were private placements of preferred shares to investors and credit facilities. In the future, we anticipate that our primary sources of liquidity will come from cash generated from operating activities as well as the proceeds from our initial public offering. Our cash and cash equivalents were $11.1 million as of December 31, 2003 and $5.9 million as of September 30, 2004.

Our net cash used in operating activities was $3.0 million for both the nine months ended September 30, 2003 and 2004. Net cash used in operating activities for the nine months ended September 30, 2003 was primarily the result of our net loss of $5.2 million, offset by non-cash items such as depreciation and amortization, stock-based compensation and changes in accounts receivable, accounts payable, acquisition of brand licenses and other operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2004 was primarily the result of significant increases in accounts receivable and other assets, offset by our net income of $1.2 million and non-cash items such as depreciation and amortization and stock-based compensation. Accounts receivable from carriers has increased with our revenue growth. Our days sales in outstanding receivables increased to 97 days at September 30, 2004 compared to 83 days at December 31, 2003. Our accounts receivable balance increased by $2.0 million and $5.3 million for the nine months ended September 30, 2003 and 2004, respectively. The growth in receivables is anticipated to continue if our revenues continue to increase and this will continue to have a significant impact on our cash flows from operations. For the nine months ended September 30, 2003 and 2004, we spent $1.1 million and $1.3 million, respectively, on the acquisition of third party licenses, which is included in prepaid royalties in cash flows from operations. In the future, we may be required to spend increasing amounts of money to acquire desirable third party licenses depending on the rights that we acquire and the value that the license holders place on those rights. If we acquire new third party licenses, we will likely spend significant amounts to develop and market products for the acquired licenses.

Our net cash used in investing activities was $0.8 million for the nine months ended September 30, 2004 compared to $3.6 million for the nine months ended September 30, 2003. Net cash used in investing activities for the nine months ended September 30, 2004 was comprised of $1.6 million in acquisitions of fixed assets offset by a release of restricted cash in the amount of $0.8 million. Net cash used in investing activities for the nine months ended September 30, 2003 was comprised of a $2.6 million business acquisition, $0.3 million in acquisitions of fixed assets and the restriction of $0.8 million in cash. Our acquisitions of fixed assets were primarily to purchase personal computers, servers, software and fixtures. We expect to continue to invest in our facilities and technology to support our operations and remain competitive. In addition, it is likely that we will continue to use cash to fund our current international operations or possibly make additional acquisitions or investments.

Our net cash used in financing activities was $1.3 million for the nine months ended September 30, 2004 compared to $0.1 million for the nine months ended September 30, 2003. Net cash used in financing activities for the nine months ended September 30, 2004 was comprised of net payments of bank facilities and notes payable of $2.4 million, offset by proceeds from the issuance of common stock of $1.0 million. Net cash used in financing activities for the nine months ended September 30, 2003 consisted of net payments of bank facilities of $0.1 million.

In addition, as discussed below, we completed our initial public offering on October 4, 2004 with net proceeds to us of $63.3 million.

We believe that our current cash and cash equivalents, and cash flow from operations will be sufficient to meet our anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may, from time to time, evaluate acquisitions of other businesses, applications or technologies.

Indebtedness

As of September 30, 2004, we had $0.1 million of indebtedness, and we did not have any material outstanding debt securities, material contingent liabilities or material mortgages or liens.

We are party to a financing arrangement with Silicon Valley Bank that provides for a $400,000 term loan for the acquisition of property and equipment. On August 10, 2001, we borrowed $400,000, requiring 36 equal principal and interest payments, which commenced on September 1, 2001. Borrowings are collateralized by our assets and bear interest at the greater of the bank’s prime rate plus 1% or 8% per annum. As of December 31, 2003, the outstanding principal balance of the loan was approximately $97,000 with an interest rate of 8%. The agreement requires us to maintain certain financial and non-financial covenants, the most restrictive of which is the maintenance of a minimum quick ratio. We were in compliance with all covenants as of December 31, 2003. In August 2004, we paid all principal, interest and other associated fees and have no further financial or non-financial obligations under the loan.

As of December 31, 2003, JAMDAT Canada had an operating line of credit with the Bank of Montreal bearing interest at the bank’s prime lending rate plus 1.75%. Maximum borrowing of $500,000 Canadian Dollars, or CAD, is based on receivable levels of JAMDAT Canada and is collateralized by all the present and future accounts receivable, work in progress and inventory of JAMDAT Canada, as well as certain other assets of JAMDAT Canada. At December 31, 2003 and September 30, 2004, we had available borrowings of up to $59,000 ($77,000 CAD) and $396,000 ($500,000 CAD), respectively, under this credit facility, and $326,000 ($423,000 CAD) and $0 ($0 CAD) outstanding, respectively. The credit facility requires JAMDAT Canada to maintain certain financial and non-financial covenants, the most restrictive of which is maintaining minimum working capital and debt to net tangible asset value ratios. JAMDAT Canada was in compliance with these covenants at December 31, 2003 and September 30, 2004. JAMDAT Mobile Inc. guarantees JAMDAT Canada’s obligations to the Bank of Montreal.

JAMDAT Canada has a fixed asset loan with the Bank of Montreal bearing interest at the bank’s prime lending rate plus 3%. The loan is collateralized by specified assets of JAMDAT Canada and is payable through February 2006. As of December 31, 2003 and September 30, 2004, the outstanding principal balance of the loan was approximately $28,000 and $18,000, respectively. The loan agreement requires JAMDAT Canada to maintain certain financial and non-financial covenants, the most restrictive of which is the maintenance of minimum working capital and debt to net tangible asset ratios. JAMDAT Canada was in compliance with these covenants at December 31, 2003 and September 30, 2004. JAMDAT Mobile Inc. guarantees JAMDAT Canada’s obligations to the Bank of Montreal.

We entered into a promissory note payable agreement as purchase consideration related to the acquisition of Hexacto. The non-interest bearing principal balance on the note was $819,000, which had a discounted carrying value of $793,000 at December 31, 2003. In addition to this amount, the note also includes up to $1.0 million of contingent consideration related to the acquisition based on the achievement of certain revenue milestones in 2003 for Hexacto as set forth in the purchase agreement. The contingent portion of the notes payable bears interest at 7% per annum. In connection with the note payable agreement, we also entered into a letter of credit agreement in the amount of $819,000. Management has determined that Hexacto met all of the requisite revenue milestones to earn the full amount of the contingent portion and the amount is included in notes payable in the consolidated balance sheets as of December 31, 2003. In June 2004, we paid the entire balance of the notes payable including accrued interest amounting to $1,837,000 to the selling shareholders of Hexacto.

In connection with the acquisition of Hexacto, we also assumed a note payable which was originally an obligation of the seller. The uncollateralized obligation is repayable in monthly principal payments of $6,588 through August 2005. As of December 31, 2003 and September 30, 2004, the outstanding principal balance of the note was approximately $125,000 and $68,000, respectively.

Proceeds of Initial Public Offering

We completed our initial public offering on October 4, 2004. In the offering, we sold an aggregate of 4,390,781 shares of our common stock, including shares subject to the over-allotment option, at a price to the public of $16.00 share. The aggregate gross proceeds to us from the public offering were approximately $70.3 million. We incurred expenses of approximately $7.0 million, of which approximately $4.9 million represented underwriting discounts and commissions and approximately $2.1 million represented expenses related to the offering. Net proceeds to us from the offering were $63.3 million. We received the net proceeds on October 4, 2004, and accordingly they are not reflected on the interim financial statements as of, and for the period ended, September 30, 2004, which are a part of this report. As of November 15, 2004, substantially all of the net proceeds were invested in short-term, interest-bearing, investment grade securities.

We intend to use the net proceeds from our initial public offering primarily for working capital and general corporate purposes. The amounts that we actually expend for working capital and other general corporate purposes will vary significantly depending on a number of factors, including future revenue growth, if any, and the amount of cash that we generate from operations. As a result, we will retain broad discretion over the allocation of the net proceeds of our initial public offering. We also may use a portion of the net proceeds for the acquisition of businesses, applications and technologies. We have no current agreements or commitments for the acquisition of any businesses, products or technologies. Pending these uses, we will invest the remaining net proceeds of our initial public offering in short-term, interest bearing, investment grade securities.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts, or any other off-balance sheet arrangements.

Factors That May Affect Future Results of Operations

You should consider carefully the following risks described below, together with the other information contained in this quarterly report and in our other public filings in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to Our Business

We have a history of losses, have only recently become profitable and may not sustain or increase profitability in the future.

For the year ended December 31, 2003, we had a net loss of approximately $7.1 million and an accumulated deficit of approximately $20.1 million. We have only recently attained profitability and we cannot be certain this profitability will be sustainable. If we do not sustain profitability, the market price of our common stock will likely decline.

We have a limited operating history, which may make it difficult for you to evaluate our business.

We were incorporated in March 2000 and began offering entertainment applications through wireless carriers to their subscribers in October 2000. Accordingly, we have a limited history of generating revenues, and the future revenues and income potential of our business is uncertain. As a result of our short operating history, we have limited financial data that you can use to evaluate our business. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties often encountered by companies in our stage of development. Some of these risks and uncertainties relate to our ability to do the following:

•       maintain our current, and develop new, wireless carrier relationships upon which our business currently depends;

•       respond effectively to competition; and

•       attract and retain qualified management and employees.

If we are unable to address these risks, our operating results may not meet the expectations of investors, which would likely cause the price of our common stock to decline.

We currently rely on wireless carriers, in particular, Sprint PCS and Verizon Wireless, to generate our revenues. The loss of any of these relationships, or a material change in any of them, could materially harm our business.

For the nine months ended September 30, 2004, we received approximately 39% of our revenues from subscribers of Verizon Wireless and 16% of our revenues from subscribers of Sprint PCS with average outstanding accounts receivable balances of $1.9 million and $0.4 million, respectively; for the nine months ended September 30, 2003, we received approximately 55% of our revenues from subscribers of Verizon Wireless and approximately 17% of our revenues from subscribers of Sprint PCS with average outstanding accounts receivable balances of $1.5 million and $0.1 million, respectively. During October 2004, the merger between Cingular Wireless and AT&T Wireless was approved by the Federal Communications Commission. If the merger had been completed prior to 2004, revenue from the combined company would have represented 13% and 11% of our revenues for the three and nine months ended September 30, 2004, respectively. We expect that we will continue to generate a significant portion of our revenues through a limited number of carriers for the foreseeable future, although these carriers may vary from period to period. A significant portion of our outstanding accounts receivable are with Verizon Wireless and Sprint PCS, which results in a concentration of our credit risk. If either Verizon Wireless or Sprint PCS is unable to fulfill its payment obligations to us under our carrier agreements with them, our revenues could decline significantly.

Our carrier agreements are not exclusive and generally have a limited term of one or two years with evergreen, or automatic renewal, provisions upon expiration of the initial term. These agreements set out the terms of our distribution relationships with the carriers but generally do not obligate the carriers to market or distribute any of our applications. In addition, the carriers can terminate these agreements early, and in some instances, at any time, without cause.

Many other factors outside our control could impair our ability to generate revenue through Verizon Wireless or Sprint PCS, and other carriers generally, including the following:

•       a carrier’s preference for the applications of our competitors over our applications;

•       a carrier’s decision to offer its own competing entertainment applications;

•       a carrier’s decision to discontinue the sale of our applications, or altogether discontinue sales of applications such as ours;

•       a carrier’s decision to offer entertainment applications to its subscribers for free;

•       a carrier’s network encountering technical problems that disrupt the delivery of or billing for our applications;

•       a carrier’s decision to restrict or alter subscription or other terms for purchasing our applications;

•       a carrier’s decision to increase the fees it charges to market and distribute our applications, thereby increasing its own revenues and decreasing our share of revenues; or

•       consolidation among wireless carriers.

If either Verizon Wireless or Sprint PCS decides not to market or distribute our applications or decides to terminate or not renew its agreement with us or if there is consolidation among carriers generally, we may be unable to replace the affected agreements with acceptable alternatives, causing us to lose access to subscribers, which could materially harm our business, operating results and financial condition.

Wireless carriers generally control the price charged for our applications either by approving the price of our applications or by establishing the price charged to their wireless subscribers. The carriers’ control over the pricing of our applications could adversely affect market acceptance of our applications and our revenues.

We must obtain approval from our wireless carriers for the pricing of the applications that we propose to offer to their subscribers. These approvals may not be granted in a timely manner or at all. Some of our carrier agreements may also restrict our ability to change prices. In addition, our carriers generally have the ability to set the price charged to their wireless subscribers. Failure to obtain, or a delay in obtaining, these approvals, or the price the carriers charge for our applications could adversely affect market acceptance of our applications.

The markets in which we operate are highly competitive and many of our competitors have greater resources than we do.

The development, distribution and sale of wireless entertainment applications is a highly competitive business. We compete primarily on the basis of quality of applications, brand, carrier and customer service and distribution breadth. We also compete for experienced and talented employees.

Currently, we consider our primary global competitors to be Disney, Electronic Arts, Gameloft, Mforma, Namco, Sony Pictures and THQ Wireless. We also consider Sorrent and Blue Lava to be competitors in the U.S. market. In the future, likely competitors may include other major media companies, traditional video game publishers, content aggregators, wireless software providers and other pure-play wireless entertainment publishers. Wireless carriers may also decide to develop and distribute their own wireless entertainment applications. If carriers enter the wireless entertainment applications market, they might refuse to distribute some or all of our applications or may deny us access to all or part of their networks.

Some of our competitors’ advantages over us include the following:

•       substantially greater revenues and financial resources;

•       stronger brand names and consumer recognition;

•       the capacity to leverage their marketing expenditures across a broader portfolio of wireless and non-wireless products;

•       pre-existing relationships with brand holders;

•       more resources to make acquisitions;

•       lower labor and development costs; and

•       broader geographic presence.

We face different market dynamics and competition outside the United States. In some international markets, our competitors have greater brand recognition and broader distribution than we have. We may not be as successful as our competitors in generating revenues in international markets due to our inability to provide applications that are attractive to the local market, the lack of recognition of our brand or other factors. Developing user interfaces that are compatible with other languages or cultures could be expensive. As a result, our international expansion efforts may be more costly and less profitable than we expect.

If we are not as successful as our competitors in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could materially harm our business.

If we fail to develop and introduce new applications that achieve market acceptance, our sales could suffer.

Our business depends on providing applications that wireless subscribers want to buy. We must continue to invest significant resources in research and development to enhance our offering of wireless applications and introduce new applications. Our operating results would suffer if our applications are not responsive to the preferences of our customers or are not effectively brought to market.

The planned timing or introduction of new applications is subject to risks and uncertainties. Unexpected technical, operational, deployment, distribution or other problems could delay or prevent the introduction of new applications, which could result in a loss of, or delay in, revenues or damage to our reputation and brand. If any of our applications is introduced with defects, errors or failures, we could experience decreased sales, loss of customers and damage to our reputation and brand. In addition, new applications may not achieve sufficient market acceptance to offset the costs of development. Our success depends, in part, on unpredictable and volatile factors beyond our control, including customer preferences, competing applications and the availability of other entertainment activities. A shift in mobile phone usage or the entertainment preferences of our customers could cause a decline in our applications’ popularity that could materially reduce our revenues and harm our business.

We continuously develop and introduce new applications for use on next-generation mobile phones. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new mobile phone model. New mobile phone models for which we are developing applications may be delayed, may not be commercially successful, may have a shorter life cycle than anticipated or may not be adequately promoted by wireless carriers or the mobile phone manufacturer. If the mobile phone models for which we are developing applications are not released when expected or do not achieve broad market penetration, our potential revenues will be limited and our business will suffer.

If we are unsuccessful in establishing and increasing awareness of our brand and recognition of our applications, or if we incur excessive expenses promoting and maintaining our brand, our business could be harmed.

We believe that establishing and maintaining our brand is critical to retaining and expanding our customer base. Promotion of our brand will depend on our success in providing high-quality wireless entertainment applications. However, such success will depend, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our wireless carriers fail to provide quality service, our customers’ ability to access our applications may be interrupted, which may adversely affect our brand. If our customers and carriers do not perceive our existing products and services as high quality, or if we introduce new applications that are not favorably received by our customers and carriers, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand may be costly. It will also involve extensive management time to execute successfully. Further, the markets in which we operate are highly competitive and many of our competitors, such as Disney, Electronic Arts and Sony, already have substantially more brand recognition than we do. If we fail to successfully increase brand awareness and consumer recognition of our applications, our potential revenues could be limited, our costs could increase and our business could suffer.

We depend on our JAMDAT Bowling applications for a significant portion of our revenues.

In each of the nine months ended September 30, 2003 and 2004, we generated approximately 26% and 23%, respectively, of our revenues from our JAMDAT Bowling applications. We expect to continue to derive a substantial portion of our revenues from our JAMDAT Bowling applications. If our JAMDAT Bowling applications are not successful in the future or we are unable to develop new applications that are as successful, our future revenues could be limited and our business may suffer.

Failure to renew our existing licenses or to obtain additional licenses could harm our business.

Many of our applications are based on or incorporate intellectual properties that we license from third parties. We have both exclusive and non-exclusive licenses to use these properties for terms that range from one to five years. We may be unable to renew these licenses on terms favorable to us, or at all, and we may be unable to secure alternatives in a timely manner. We expect that licenses we obtain in the future will impose development, distribution and marketing obligations on us. If we breach our obligations, our licensors may have the right to terminate the license or change an exclusive license to a non-exclusive license.

We have non-exclusive licenses to develop applications based on the four major North American professional sports leagues. We face significant competition from third parties which may develop applications based on these professional sports leagues that compete with our applications.

Competition for licenses may also increase the advances, guarantees and royalties that we must pay to our licensor, which could significantly increase our costs. Failure to maintain our existing licenses or obtain additional licenses with significant commercial value could impair our ability to introduce new applications or continue our current applications, which could materially harm our business. In the nine months ended September 30, 2004, our three largest licensors, PopCap Games, Activision and New Line Productions, together accounted for approximately 34% of our revenues.

If our independent, third-party developers cease development of new applications for us and we are unable to find comparable replacements, our competitive position may be adversely impacted.

We rely on independent third-party developers to develop many of our entertainment applications, which subjects us to the following risks:

•       key developers who worked for us in the past may choose to work for or be acquired by our competitors;

•       developers currently under contract may try to renegotiate our agreements with them on terms less favorable to us; and

•       our developers may be unable or unwilling to allocate sufficient resources to complete our applications on a timely or satisfactory basis or at all.

If our developers terminate their relationships with us or negotiate agreements with terms less favorable to us, we would have to increase our internal development staff, which would be a time-consuming and potentially costly process. If we are unable to increase our internal development staff in a cost-effective manner or if our current internal development staff fails to create successful applications, our earnings could be materially diminished.

In addition, although we require our third-party developers to sign agreements acknowledging that all inventions, trade secrets, works of authorship, development and other processes generated by them are our property and to assign to us any ownership they may have in those works, it may still be possible for third parties to obtain and use our intellectual properties without our consent.

Growth may place significant demands on our management and our infrastructure.

We have experienced, and may continue to experience, growth in our business through acquisitions and internal growth. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

•       recruit, train and retain highly skilled personnel;

•       maintain our quality standards;

•       develop and improve our operational, financial and management controls;

•       enhance our reporting systems and procedures; and

•       maintain customer satisfaction.

The improvements required to manage our growth will require significant expenditures and allocation of valuable management resources. If we fail to maintain the efficiency of our organization as it grows, our profit margins will decline and our earnings could be materially diminished.

If we fail to deliver our applications to correspond with the commercial introduction of new mobile phone models, our sales may suffer.

Our business is tied, in part, to the commercial introduction of new mobile phone models with enhanced features, including color screens and greater processing power. Many new mobile phone models are released in the final quarter of the year to coincide with the holiday shopping season. We cannot control the timing of these mobile phone launches. Some of our customers download our applications soon after they purchase their new mobile phones in order to experience the new features of those phones. If we miss the opportunity to sell applications when our customers upgrade to a new mobile phone due to application launch delays, our sales may suffer. In addition, if we miss the key holiday selling period, either because the introduction of a new mobile phone model is delayed or we do not successfully deploy our applications in time for the holiday selling season, our sales may suffer.

Our business and growth may suffer if we are unable to hire and retain key personnel who are in high demand.

We depend on the continued contributions of our senior management and other key personnel and, in particular, Mitch Lasky, our chief executive officer. The loss of the services of any of our executive officers or other key employees could harm our business. All of our U.S. executive officers and key employees are at-will employees. However, some of our key employees in our international offices have employment agreements for a term. None of our employees is bound by a contractual non-competition agreement, which could make us vulnerable to recruitment efforts by our competitors. Internationally, we may experience difficulty in enforcing our agreements with our employees and contractors generally. We only maintain a key person life insurance policy on Mr. Lasky. Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. Qualified individuals are in high demand, and we may incur significant costs to attract them. If we are unable to attract or retain the personnel we need to succeed, our business may suffer.

Competition for senior management personnel in our industry is intense and we may not be able to retain our senior management personnel or attract and retain new personnel in the future. In addition, volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, substantially vested in their initial restricted stock, or stock option, grants. Employees may be more likely to leave us if their owned shares or the shares underlying their options have significantly appreciated in value relative to the original purchase price of the shares or the option exercise price.

System or network failures could reduce our sales, increase costs or result in a loss of customers.

We rely on our carriers’ networks to deliver our applications to our customers and on their billing systems to track and account for the downloading of our applications. In certain circumstances, we also rely on our servers to deliver applications on demand to our customers through their wireless carriers’ networks. Any failure of, or technical problem with, the carriers’ or our billing and delivery systems, information systems or communications networks could result in the inability of our customers to download our applications or prevent the completion of billing for an application. If any of these systems fails, there is an interruption in the supply of power, an earthquake, fire, flood or other natural disaster, or an act of war or terrorism, our customers may be unable to access our applications. Any failure of, or technical problem with, the carriers’ or our systems could cause us to lose customers or revenues or incur substantial repair costs and distract management from operating our business. From time to time, we have experienced limited failures with our carriers’ billing and delivery systems and communication networks. If these billing and delivery failures or technical problems were to continue for a prolonged period of time, they could reduce our sales, increase costs or result in a loss of customers.

The acquisition of other companies, businesses or technologies could result in operating difficulties, dilution and other harmful consequences.

We may selectively pursue strategic acquisitions, any of which could be material to our business, operating results and financial condition. Future acquisitions could divert management’s time and focus from operating our business. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures associated with integrating employees from the acquired company into our organization and integrating each company’s accounting, management information, human resources and other administrative systems to permit effective management. Foreign acquisitions, such as our acquisition in July 2003 of Hexacto, involve risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. In addition, a significant portion of the purchase price of Hexacto was allocated to acquired goodwill, which must be assessed for impairment at least annually. In the future, if the Hexacto business does not yield expected revenues, we may be required to take charges to our earnings based on this impairment assessment process, which could harm our financial position.

The anticipated benefits of our past and future acquisitions may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

Expansion into international markets is important to our long-term strategy, and as we expand internationally, we face added business, political, regulatory, operational, financial and economic risks, any of which could increase our costs and hinder our growth.

An important element of our business strategy is the expansion of our international sales by targeting markets, such as Europe and Asia, where we believe acceptance of our applications is likely. We expect international sales to be an important component of our revenues. International sales represented approximately 20% of our revenues for the first nine months of 2004 and approximately 19% of our revenues for the first nine months of 2003, of which sales in Canada represented approximately 4% of our revenues for the first nine months of 2004 and approximately 12% of our revenues for the first nine months of 2003. Risks affecting our international operations include:

•       challenges caused by distance, language and cultural differences;

•       multiple, conflicting and changing laws and regulations, including complications due to unexpected changes in regulatory requirements, foreign laws, tax schemes, international import and export legislation, trading and investment policies, foreign currency fluctuations, exchange controls and tariff and other trade barriers;

•       difficulties in enforcing intellectual property rights in countries other than the United States;

•       the burdens of complying with a wide variety of foreign laws and regulations;

•       protectionist laws and business practices that favor local businesses in some countries;

•       foreign tax consequences;

•       foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States;

•       price controls;

•       imposition of public sector controls;

•       political, economic and social instability;

•       higher costs associated with doing business internationally;

•       restrictions on the export or import of technology;

•       difficulties in staffing and managing international operations;

•       trade and tariff restrictions;

•       variations in tariffs, quotas, taxes and other market barriers; and

•       greater fluctuations in sales to customers in developing countries, including longer payment cycles and greater difficulty collecting accounts receivable.

Since the second quarter of 2003, we have opened offices in Canada, England, Japan and India, and may, in the future, open other international offices. In addition, expansion into India and similar developing countries subjects us to the effects of regional instability, civil unrest and hostilities, and could adversely affect us by disrupting communications and making travel more difficult.

These risks could harm our international expansion efforts, which could in turn materially and adversely affect our business, operating results and financial condition.

If we do not adequately protect our intellectual property rights, our competitive position may be adversely affected.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology and applications. Monitoring unauthorized use of our applications is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and applications, particularly in foreign countries, where the laws may not protect our intellectual property rights as fully as in the United States. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our management and resources.

In addition, we have two patent applications pending in the United States, one of which is also pending in Canada, Japan, India and Europe, but we cannot assure you that the prosecution of these applications will result in any issued patents.

Third parties may sue us for intellectual property infringement which, if successful, could require us to pay significant damage awards.

Third parties may sue us for intellectual property infringement or initiate proceedings to invalidate our intellectual property, either of which, if successful, could disrupt the conduct of our business, cause us to pay significant damage awards or require us to pay licensing fees. In the event of a successful claim against us, we may be enjoined from using our intellectual property, we may incur significant licensing fees and we may be forced to develop alternative technologies. Our failure or inability to develop non-infringing technology or applications or to license the infringed or similar technology or applications on a timely basis could force us to withdraw products from the market or prevent us from introducing new products. In addition, even if we are able to license the infringed or similar technology or applications, license fees could be substantial and the terms of such licenses could be burdensome, which may adversely affect our operating results. We may also incur substantial expenses in defending against third-party infringement claims, regardless of their merit. Successful infringement or licensing claims against us may result in substantial monetary liabilities and may materially disrupt the conduct of our business.

We face risks associated with currency exchange rate fluctuations.

Although we currently transact business primarily in U.S. dollars, a larger portion of our revenues may be denominated in foreign currencies as we expand our international operations. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses. Historically, we have not engaged in exchange rate hedging activities. Although we may implement hedging strategies to mitigate this risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategy and potential accounting implications.

Changes to financial accounting standards and new exchange rules could make it more expensive to issue stock options to employees, which would increase compensation costs and may cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Public Company Accounting Oversight Board, the SEC and various other bodies. A change in those policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced.

For example, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. Several regulatory agencies and entities are considering regulatory changes that could make it more difficult or expensive for us to grant stock options to employees. For example, the Financial Accounting Standards Board has announced that it will propose changes to GAAP that, if implemented, would require us to record a charge to earnings for employee stock option grants. In addition, regulations implemented by the Nasdaq National Market generally require stockholder approval for all stock option plans, which could make it more difficult or expensive for us to grant stock options to employees. We may, as a result of these changes, incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, operating results and financial condition.

Risks Relating to Our Industry

Wireless communications technology is changing rapidly, and we may not be successful in working with these new technologies.

Wireless network and mobile phone technologies are undergoing rapid innovation. New mobile phones with more advanced processors and supporting advanced programming languages continue to be introduced in the market. We have no control over the demand for, or success of, these products. However, if we fail to anticipate and adapt to these and other technological changes, our market share and our operating results may suffer. Our future success will depend on our ability to adapt to rapidly changing technologies, develop applications to accommodate evolving industry standards and improve the performance and reliability of our applications. In addition, the widespread adoption of networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our entertainment applications.

The markets for our applications are also characterized by frequent new mobile phone model introductions and shortening mobile phone model life cycles. The development of new, technologically advanced applications to match the advancements in mobile phone technology is a complex process requiring significant research and development expense, as well as the accurate anticipation of technological and market trends. As the life cycle of mobile phone models and other wireless devices shortens, we will be required to develop and adapt our existing applications and create new applications more quickly. These efforts may not be successful. Any failure or delay in anticipating technological advances or developing and marketing new applications that respond to any significant change in technology or customer demand could limit the available channels for our applications and limit or reduce our sales.

If wireless subscribers do not continue to use their mobile phones to access entertainment applications, our business may be adversely affected.

We operate in a developing industry. Our success depends on growth in the number of wireless subscribers who use their mobile phones to access data services and, in particular, entertainment applications. If this market does not continue to grow or we are unable to acquire new customers, our business growth and future revenues could be limited.

The popularity of wireless applications is dependent on the availability and market penetration of mobile handsets enabled with advanced technologies such as BREW and Java, the availability and adoption of which is beyond our control.

Our customers must have a mobile phone with multimedia capabilities enabled by technologies such as BREW and Java to download and use our applications. Although there is no publicly available, reliable industry information regarding the number of mobile phones with these multimedia technologies, we believe that, currently, only a limited number of wireless subscribers have these mobile phones. Handsets enabled with advanced technologies, such as BREW and Java, may be significantly more expensive than handsets without such technologies. As such, we cannot be certain whether existing wireless subscribers will be willing to purchase mobile phones with these technologies. If one or more of these technologies, such as BREW or Java, falls out of favor with mobile phone manufacturers and wireless carriers or fails to gain widespread market acceptance among wireless subscribers, the sales of our applications could suffer.

The complexity and incompatibilities among next-generation mobile phones and wireless technologies may require us to use additional resources for the development of our applications.

To reach large numbers of wireless subscribers, wireless entertainment publishers like us must support numerous mobile phone models and technologies. However, keeping pace with the rapid innovation of mobile phone technologies together with the continuous introduction of new, and often incompatible, mobile phone models by wireless carriers requires us to make significant investments in research and development, including personnel, technologies and equipment. In the future, we may be required to make substantial, additional investments in our development if the number of different types of mobile phone models continues to proliferate.

Next-generation mobile phones may significantly reduce or eliminate the wireless carriers’ control over delivery of our applications, and force us to further rely on alternative sales channels which, if not successful, could require us to significantly increase our sales and marketing expenses.

A significant portion of our applications are currently sold through the branded e-commerce services of wireless carriers. We have invested significant resources developing this sales channel. However, a small number of mobile phone models currently available include operating systems that allow consumers to browse the Internet and, in some cases, download applications from sources other than a carrier’s branded e-commerce service. These so-called “open operating systems” include Microsoft Smartphone, Symbian®, Palm OS and Linux. Increased use by consumers of open operating system handsets to bypass wireless carriers’ branded e-commerce services could reduce the market power of wireless carriers and force us to further rely on alternative sales channels, where we may not be as successful selling our applications, and which could require us to significantly increase our sales and marketing expenses.

Actual or perceived security vulnerabilities in mobile phones could adversely affect our revenues.

Maintaining the security of mobile phones and wireless networks is critical for our business. There are individuals and groups who develop and deploy viruses, worms and other malicious software programs that may attack wireless networks and mobile phones. Recently, security experts identified what appears to be the first computer “worm” program targeted specifically at mobile phones. The worm, entitled “Cabir,” targets mobile phones running the Symbian operating system. While the “Cabir” worm has not been widely released and presents little immediate risk to our business, we believe future threats could lead some customers to seek to return our applications, reduce or delay future purchases or reduce or delay the use of their mobile phones. Wireless carriers and mobile phone manufacturers may also increase their expenditures on protecting their wireless networks and mobile phone products from attack, which could delay adoption of new mobile phone models. Any of these activities could adversely affect our revenues.

Changes in government regulation of the media and wireless communications industries may adversely affect our business.

It is possible that a number of laws and regulations may be adopted in the United States and elsewhere which could restrict the media and wireless communications industries, including customer privacy, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through wireless carriers. We anticipate that regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the media and wireless communications industries may lessen the growth of wireless communications services and may materially reduce our ability to increase or maintain sales of our applications.

A decline in, or limitation on, the use of mobile phones would negatively impact our business.

A number of public and private entities have begun to restrict the use of mobile phones on their premises. For example, many places of worship, restaurants, hospitals, medical offices, libraries, museums, concert halls and other private and public businesses restrict the use of mobile phones due to privacy concerns, the inconvenience caused by mobile phone users to other patrons and the disruption mobile phones may cause to other electronic equipment at these locations.

Legislation has also been proposed in the U.S. Congress and by many states and municipalities to restrict or prohibit the use of mobile phones while driving motor vehicles. Some states and municipalities in the United States have already passed laws restricting the use of mobile phones while driving, and similar laws have been enacted in other countries. These laws and other potential laws prohibiting or restricting the use of mobile phones could reduce demand for mobile phones generally and, accordingly, the demand for our applications, which could reduce our ability to increase or maintain sales of our applications.

A number of studies have examined the health effects of mobile phone use and the results of some of the studies have been interpreted as evidence that mobile phone use causes adverse health effects. The establishment of a link between the use of mobile phone services and health problems, and any media reports suggesting such a link, could reduce demand for mobile phones and, accordingly, the demand for our applications.

Our business depends on the growth and maintenance of wireless communications infrastructure.

Our success will depend on the continued growth and maintenance of wireless communications infrastructure in the United States and around the world. This includes deployment and maintenance of reliable next-generation digital networks with the necessary speed, data capacity and security for providing reliable wireless communications services. Wireless communications infrastructure may be unable to support the demands placed on it if the number of customers continues to increase, or if existing or future customers increase their bandwidth requirements. In addition, viruses, worms and similar break-ins and disruptions from illicit code or unauthorized tampering may harm the performance of wireless communications. If a well-publicized breach of security were to occur, general mobile phone usage could decline, which could reduce the demand for and use of our applications. Wireless communications experience a variety of outages and other delays as a result of infrastructure and equipment failures, and could face outages and delays in the future. These outages and delays could reduce the level of wireless communications usage as well as our ability to distribute our applications successfully.

Risks Related to Ownership of Our Common Stock

Sales of a substantial number of shares of common stock in the public market may adversely affect the market price for our common stock.

Immediately following the consummation of our initial public offering on October 4, 2004, we had 19,749,942 shares of common stock outstanding, of which 6,382,500 shares were sold in the offering and are freely tradable without restriction or further registration under the Securities Act, unless purchased by our “affiliates,” as such term is defined under the Securities Act, in which case such shares will be subject to the resale limitations but not the holding period requirements of Rule 144 under the Securities Act. We and our executive officers and directors, the selling stockholders and substantially all of our other stockholders, option holders and warrant holders, have entered into 180-day lock-up agreements with the underwriters. Holders of 5,592 shares, in the aggregate, and a holder of warrants to purchase 4,000 shares are not subject to a lock-up agreement. The lock-up agreements prohibit each of us from selling or otherwise disposing of our shares of common stock except in limited circumstances. The lock-up agreements are contractual agreements, and Lehman Brothers and Merrill Lynch & Co., at their discretion, can waive the restrictions of any lock-up agreement at an earlier time without prior notice or announcement and allow the sale of shares of our common stock. If the restrictions in the lock-up agreements are waived, shares of our common stock will be available for sale into the public market, subject to applicable securities laws, which could reduce the market price for shares of our common stock.

Under our Second Amended and Restated Investors’ Rights Agreement, some of our stockholders have customary demand and piggyback registration rights. In addition, we intend to file a registration statement under the Securities Act to register an aggregate of up to 4,166,666 shares of our common stock reserved for issuance under our 2004 Equity Incentive Plan, or 2004 Stock Plan, which will, when issued in accordance with such plans, be eligible for immediate sale in the public market, subject to the 180-day lock-up restriction described above. The 3,804,837 shares reserved for issuance under our Amended and Restated 2000 Stock Incentive Plan become available for sale under Rule 144 within 90 days of the date of our offering, subject to the 180-day lock-up restriction described above. We may also issue our common stock in connection with acquisitions or investments. The perception of investors that a large number of shares may enter the market when prices rise could depress the market price for our common stock.

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid or at all.

Our common stock has been traded publicly for only a short period of time. We cannot predict the extent to which a trading market will develop in the future or how liquid that market might become. The trading price of our common stock could be subject to wide fluctuations due to the factors discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations” section and elsewhere in this report. In addition, the stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations. Current trading prices and valuations may not be sustainable. Investor sentiment towards the market and our industry may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against such companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our common stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrade our common stock, our common stock price would likely decline. If analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our common stock price or trading volume to decline.

We do not intend to pay any cash dividends in the foreseeable future.

We have never declared or paid any cash dividend on our capital stock, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. We intend to reinvest any earnings in the growth of our business. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs and plans for expansion.

We have and will continue to incur increased costs as a public company.

As a public company, we have incurred increased costs and will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and the Nasdaq National Market, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of being a public company, we are required to create additional board committees and adopt policies regarding internal controls and disclosure controls and procedures. In addition, we have and will continue to incur additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, but we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Concentration of ownership among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions and may result in a lower trading price for our common stock than if ownership of our common stock was less concentrated.

Our executive officers, directors and principal stockholders beneficially own, in the aggregate, approximately 68.3% of our outstanding common stock. As a result, these stockholders, acting together, could have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our executive officers, directors and principal stockholders. For example, our executive officers, directors and principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of common stock ownership may adversely affect the market price for our common stock because investors often perceive disadvantages in owning stock in companies with a concentration of ownership in a few stockholders.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•       Vacancies created by the expansion of the board of directors, or the resignation, death or removal of a director may be filled only by a majority of the remaining directors, even though less than a quorum, or by a sole remaining director, and not by the stockholders.

•       Our stockholders may not act by written consent. As a result, a holder or holders controlling a majority of our capital stock will not be able to take certain actions without holding a stockholders’ meeting.

•       Our certificate of incorporation does not provide for cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates. Members of the board of directors may only be removed for cause and upon the affirmative vote of the holders of a majority of our capital stock entitled to vote.

•       Our certificate of incorporation provides for the board of directors to be divided into three classes, each with staggered three-year terms. As a result, only one class of directors will be elected at each annual meeting of stockholders, and each of the two other classes of directors will continue to serve for the remainder of their respective three-year term, limiting the ability of stockholders to reconstitute the board of directors.

•       Our bylaws provide that the holders of a majority of our capital stock entitled to vote constitute a quorum for the conduct of business at a meeting of stockholders. However, the holders of at least two-thirds of our outstanding voting stock must approve any amendments to the protective provisions of our certificate of incorporation and bylaws, which include the requirements that actions by stockholders be taken at duly called meetings and not by written consent, and that our board of directors be divided into three classes with staggered terms.

•       Our bylaws provide that special meetings of the stockholders can be called only by the board of directors, the chairman of the board or the president, and not by any stockholders. Our bylaws also prohibit the conduct of any business other than as specified in the notice of special meeting or as otherwise brought before the meeting by the board of directors. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

•       Our board of directors may issue, without stockholder approval, shares of preferred stock with rights, preferences and privileges determined by the board of directors. The ability to authorize and issue preferred stock with voting or other rights or preferences makes it possible for our board of directors to issue preferred stock with super voting, special approval, dividend or other rights or preferences that could impede the success of any attempt to acquire us.

•       As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction in which such person became such an interested stockholder. Our board of directors could rely on Delaware law to prevent or delay an acquisition of our company.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At December 31, 2003 and September 30, 2004, we had $2.4 million and $0.1 million, respectively, of fixed rate debt that was subject to risks related to adverse changes in market rates. We do not believe that a change of one percent in interest rates would have a material impact on our results of operations or financial condition. Our other exposure to risk for changes in interest rates relates primarily to our investments in short-term financial instruments. Investments in both fixed rate and floating rate interest earning instruments carry some interest rate risk. The fair value of fixed rate securities may fall due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Partly as a result of this, our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have fallen in estimated fair value due to changes in interest rates. However, as substantially all of our cash equivalents consist of bank deposits and short-term money market instruments, we do not expect any material change with respect to our net income as a result of an interest rate change.

Foreign Currency Risk

Our international activities are primarily conducted through subsidiaries of our U.S. parent company. We are exposed to foreign currency transaction gains and losses because a significant amount of the net receivables of the U.S. parent due from its subsidiaries and international customers are denominated in currencies other than the U.S. dollar, primarily the British Pound, the Euro, the Canadian dollar and the Japanese Yen. We use the Bank of Canada published exchange rates to determine all of our foreign currency rates. Our foreign subsidiaries conduct their businesses in local currency. We have experienced immaterial foreign exchange gains or losses to date and we do not engage in any hedging activities. For the nine months ended September 30, 2004, approximately $5.1 million, or 20.4% of our total revenues, were denominated in foreign currencies, primarily the Canadian dollar and Euro. The exchange rate for the Canadian dollar to the U.S. dollar has ranged from 0.71 to 0.79 Canadian dollars per U.S. dollar for the nine months ended September 30, 2004 and the Euro has ranged from 1.18 to 1.29 Euro per U.S. dollar. Our net assets in our foreign operations amounted to $8.2 million as of September 30, 2004, which included $1.9 million in accounts receivable denominated in foreign currencies, and a 10% change in the foreign exchange rates would result in a $820,000 change in our net foreign assets. However, as our foreign operations expand, we may become more vulnerable to fluctuations in foreign currency exchange rates.

Item 4.   Controls and Procedures.

Quarterly Controls Evaluation and Related CEO and CFO Certifications

Our Chief Executive Officer, Mitch Lasky, and Chief Financial Officer, Michael Marchetti, with the participation of our management, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Attached as exhibits to this quarterly report are certifications of the Chief Executive Officer and the Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls and Procedures

Disclosure controls and procedures are methods designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Disclosure Controls and Procedures.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving a company’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, which occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings.

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the quarter ended September 30, 2004, we made stock option grants to certain of our officers and members of our board of directors under our 2004 Equity Incentive Plan covering an aggregate of 545,834 shares of common stock, at a weighted average exercise price of $16 per share. We issued these stock options in transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 701 promulgated thereunder.

Use of Proceeds

We completed our initial public offering on October 4, 2004, pursuant to a Registration Statement on Form S-1 initially filed on July 2, 2004, as subsequently amended (the “Registration Statement”) (File No. 333-117127), and as supplemented by the Registration Statement on Form S-1 filed on September 28, 2004 (File No. 333-119354). The managing underwriters of the public offering were Lehman Brothers and Merrill Lynch & Co. In the offering, we sold an aggregate of 4,390,781 shares of our common stock, including shares subject to the over-allotment option, at a price to the public of $16.00 per share. In our initial public offering, our stockholders also sold 1,991,719 shares for their own accounts, including shares subject to the over-allotment option, also at a price to the public of $16.00 per share; we received none of the proceeds of those sales.

The aggregate offering price was $102.1 million, of which the aggregate gross proceeds to us were approximately $70.3 million. We paid expenses of approximately $7.0 million, of which approximately $4.9 million represented underwriting discounts and commissions and approximately $2.1 million represented expenses related to the offering. Net proceeds from the offering to us were approximately $63.3 million. We received the net proceeds on October 4, 2004, and accordingly, they are not reflected on the interim financial statements as of, and for the period ended, September 30, 2004, which are a part of this quarterly report. As of November 15, 2004, substantially all of the net proceeds were invested in short-term, interest-bearing, investment grade securities.

None of the net proceeds received by us from the initial public offering were paid directly or indirectly to any director, officer, general partner of JAMDAT or their associates, to any person owning 10% or more of any class of equity securities of JAMDAT, or to any of our affiliates. We expect that our use of proceeds from the offering will conform to the intended use of proceeds described in our final initial public offering prospectus dated September 28, 2004.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

On September 10, 2004, we sent a written consent to our stockholders requesting approval of the following matters in connection with our initial public offering: (1) the issuance and sale by us of shares of common stock and our facilitation of the sale by the selling stockholders of shares of common stock pursuant to our registration statement on Form S-1, (2) the amendment of our certificate of incorporation effecting a 1-for-3 reverse stock split of our common stock that became effective on September 28, 2004, (3) the amendment and restatement of our certificate of incorporation to implement certain changes with respect to the adoption of protective measures that may impede or hinder an unsolicited attempt to acquire control of the Company that became effective immediately prior to the closing of our initial public offering on October 4, 2004, (4) the amendment and restatement of our bylaws to provide for certain changes consistent with our becoming a public company that became effective immediately prior to the effectiveness of the Registration Statement, and (5) the approval of our 2004 Equity Incentive Plan. All such actions were effected pursuant to an action by written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law. A total of 46,574,363 shares of our stock out of 47,721,540 shares issued and outstanding (on an as-converted to common stock basis, but not reflecting the 1-for-3 reverse stock split of our common stock that was effected prior to the consummation of our initial public offering) voted in favor of these matters.

On June 23, 2004, June 30, 2004 and July 1, 2004, we sent written waivers to our preferred stockholders and some of our warrant holders and requested that they waive any right of first offer, board observation right or registration right they had in connection with our initial public offering.  All of the preferred stockholders and warrant holders with these rights, constituting a total of 11,651,876 shares (on an as-converted to common stock basis), waived these rights as requested.

Item 5.   Other Information.

On October 4, 2004, we filed a current report on Form 8-K in which we reported that some of our officers have adopted pre-arranged stock selling plans intended to qualify for the safe harbor under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The report erroneously stated that the pre-arranged stock selling plan adopted by Michael Marchetti, our Chief Financial Officer, will terminate on December 31, 2005, unless terminated sooner in accordance with the plan’s terms. In fact, Mr. Marchetti’s pre-arranged stock selling plan will terminate on December 31, 2006, unless terminated sooner in accordance with the plan’s terms. As previously reported, under the plan, up to 132,000 shares of our common stock owned by Mr. Marchetti may be sold in specified share amounts at specified market prices, subject to certain limitations. Sales pursuant to this plan may begin on the first trading day after (i) the expiration of the 180-day lock-up, which commenced on the effective date of the Registration Statement or (ii) May 18, 2005, whichever is later. Mr. Marchetti has informed us that any sales pursuant to this plan will comply with Rule 144, and Mr. Marchetti has represented that he had no knowledge of any material nonpublic information regarding the company when he adopted the plan. Any actual sales under this plan will be publicly disclosed under Rule 16a-3.

Item 6.   Exhibits.

The exhibits to this report are listed in the Exhibit Index on page 54 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2004
JAMDAT MOBILE INC.
/s/ MITCH LASKY
Mitch Lasky
Chief Executive Officer
/s/ MICHAEL MARCHETTI
Michael Marchetti
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.