Form 10-K
period 2004-12-31
JAMDAT MOBILE INC
filed 2005-03-30
CIK 1135271

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period            to

Commission file number 000-50928

JAMDAT MOBILE INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4791817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3415 South Sepulveda Boulevard, Suite 700
Los Angeles, California 90034
(Address of principal executive offices and zip code)

(310) 636-3100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.0001 par value
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The registrant is unable to provide the aggregate market value of voting and non-voting common equity held by nonaffiliates on June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter) as the registrant's common stock was not publicly traded on that date.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 18, 2005
Common Stock, Par Value $0.0001 per share	20,717,453 Shares

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement relating to its 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the registrant's last fiscal year, are incorporated by reference into Part III of this report.

i

Special Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In making such statements, we must rely on estimates and assumptions drawn in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These estimates and assumptions are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond our control. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements made by us, or on our behalf.

        In particular, the words "expect," "anticipate," "estimate," "may," "will," "should," "intend," "believe" and similar expressions are intended to identify forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, you should not consider the inclusion of forward-looking statements in this report to be a representation by us or any other person that our objectives or plans will be achieved.

        Risks and uncertainties that could cause actual results to differ from our forward-looking statements include those discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations" and elsewhere in this report.

        We undertake no obligation to update our forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

        The "JAMDAT" family of related marks, images and symbols are our properties and trademarks. All other trademarks, trade names and service marks appearing in this report are the property of their respective holders. References to "JAMDAT," "we," "us," "our," or similar terms refer to JAMDAT Mobile Inc. together with its consolidated subsidiaries.

PART I

ITEM 1. Business

Overview

        We are a leading global publisher of wireless entertainment applications, including games, ring tones, images and other entertainment content.

        Our applications are designed to take advantage of multimedia enhancements in the latest generation of mobile phones, including high-resolution color displays, increased processing power and improved audio capabilities. We publish applications in multiple categories designed to appeal to a broad range of wireless subscribers. Our portfolio of more than 100 applications is based on intellectual properties that we create and own, and well-established brands that we license from third parties. Our original properties include, among others, JAMDAT Bowling, Lemonade Tycoon and Downtown Texas Hold'em. Our licensed brands include, among others, Bejeweled, The Lord of the Rings, Tony Hawk's Underground, Scrabble, Boggle and Yahtzee. We also publish many of our JAMDAT SPORTS titles under license agreements with the NFL, MLB, the NBA and the NHL.

        Our customers typically purchase and download our applications through a wireless carrier's branded e-commerce service accessed directly from their mobile phones, which must be enabled by technologies such as BREW and Java. These wireless carrier services include, among others, Verizon Wireless' Get It Now, Sprint PCS Vision, Cingular MEdia and Vodafone live!. Our customers are charged a one-time or monthly subscription fee for the application which appears on their mobile phone bills. The wireless carriers retain a percentage of the fee and remit the balance to us. The wireless distribution of our applications eliminates traditional publishing complexities, including physical production, packaging, shipping, inventory management and return processing.

        We have agreements to distribute our applications in over 40 countries through more than 80 wireless carriers. These wireless carriers include most of the regional and all of the national U.S. wireless carriers (such as Alltel, Cingular/AT&T Wireless, Nextel, Sprint PCS, T-Mobile and Verizon Wireless) as well as most of the major wireless carriers operating elsewhere around the world (including KDDI, O2, NTT DoCoMo, Orange, Rogers, Telefonica, Vivo and Vodafone). Subscribers of Verizon Wireless, Sprint PCS and Cingular/AT&T Wireless, our largest carrier relationships by revenue, accounted for approximately 50%, 18% and 3%, respectively, of our revenues for the year ended December 31, 2003, and approximately 38%, 15% and 13%, respectively, of our revenues for the year ended December 31, 2004.

The Wireless Entertainment Market

        The wireless entertainment market has emerged as a result of the rapid growth and significant technological advancement in the wireless communications industry. Wireless carriers are launching new data services, including downloadable games, ring tones and images, to drive revenues and take advantage of advanced wireless networks and next-generation mobile phones.

        We believe that growth in the wireless entertainment market has been positively influenced by a number of key factors and trends that we expect to continue in the near future, including:

        Growth in Wireless Subscribers.    According to the International Telecommunications Union, in 2004, the number of global wireless subscribers reached nearly 1.5 billion and subscriber growth is expected to continue as wireless communications increase in emerging markets around the world.

        Deployment of Advanced Wireless Networks.    Wireless carriers are deploying high-speed, next-generation digital networks which have enabled the over-the-air delivery and billing of data applications, including games, to mobile phones.

        Availability of Mobile Phones with Multimedia Capabilities.    In recent years, the mobile phone has evolved from a voice-only device to a personal data and voice communications device that enables access to wireless content and data services. Mobile phone manufacturers are competing for consumers by designing next-generation mobile phones with enhanced features, including built-in digital cameras, color screens, music, video and data connectivity. Manufacturers are also embedding application environments such as BREW and Java into mobile phones to enable multimedia applications, including gaming. We believe that the availability of these next-generation mobile phones is driving demand for wireless entertainment applications that take advantage of these advanced multimedia capabilities.

        Demand for Wireless Entertainment.    Wireless carriers are increasingly launching and promoting wireless entertainment applications to differentiate their services and drive revenues. The delivery of games, ring tones, images and other entertainment content to subscribers enables wireless carriers to leverage both the increasing installed base of next-generation mobile phones and their investment in high-bandwidth wireless networks. Consumers are downloading and paying for wireless gaming content offered by these wireless carriers.

Our Competitive Strengths and Challenges

        We believe that our competitive strengths include:

        Innovative, Award-Winning Applications.    We publish high-quality, innovative applications that build JAMDAT brand loyalty among our customers and appeal to wireless carriers and mobile phone manufacturers seeking to promote mobile phone features and services. Our applications have received high rankings from industry critics and have won several major industry awards.

        Diverse Portfolio of Original and Licensed Properties.    We publish a diverse portfolio of wireless entertainment applications. During the years ended December 31, 2003 and 2004, we derived 57% and 46% of our revenues, respectively, from JAMDAT-branded applications, including JAMDAT Bowling and Lemonade Tycoon. The balance of our revenues are generated from applications based on intellectual properties licensed from third parties such as Activision, Atari, New Line Productions and PopCap Games, as well as all four major North American professional sports leagues—the NFL, MLB, the NBA and the NHL.

        Proven Revenue-Generating Catalog.    Many of our applications that we launched in prior years have lasting appeal and continue to generate revenue long after their initial release due to their high quality and broad availability.

        Multiple Carrier Relationships.    Our carrier relationships are a result of our early commitment to the wireless entertainment market and focus on carrier and customer service.

        Deployment Capacity.    Due to the ever-changing variety of mobile phones available to consumers, wireless entertainment publishers are required to adapt each of their applications to function on as many different handsets as possible. We have created proprietary technologies and internal systems and controls that enable us to develop and deploy our applications accordingly, and currently we deploy our applications to over 250 mobile phone models.

        Proprietary Technology and Commitment to Research and Development.    We have invested in and continue to explore new technologies that will enable us to publish the most innovative wireless entertainment applications possible. For example, we have invested in research and development of multi-player technologies and services, 3D graphics rendering engines and player community features.

        Experienced Management Team.    Our executive team has significant experience in the video game publishing, wireless communications and media industries, and most of them have been with us since at least 2001. We believe our management team's expertise and continuity is a significant competitive advantage in the increasingly complex wireless entertainment publishing market.

        Notwithstanding these strengths, we expect to face significant challenges in our business, including:

        Dependence on Wireless Carriers.    We are highly reliant on wireless carriers for the successful delivery of our applications and for billing and collecting the fees for such applications. Many factors outside our control could impair our ability to deliver our applications through wireless carriers, including the carriers' preference for our competitors' applications or the carriers' decision to discontinue altogether the sale of applications such as ours.

        Alternative Distribution Channels.    Increased use of distribution channels which enable consumers to download applications without having to access a wireless carrier's branded e-commerce service, such as Internet portals and premium-SMS, could reduce the market power of the wireless carriers' branded e-commerce services. Reduced sales through the wireless carriers' e-commerce channels could force us to rely on these alternative sales channels, which may prove more costly and less effective to us in selling our applications.

        Need to Create Compelling Content.    Our customers demand increasingly sophisticated and compelling applications, which requires us to invest significant resources in research and development to enhance our existing offering of wireless applications and introduce new applications.

        Rapidly Evolving Market.    The wireless entertainment market is evolving rapidly and publishers must have the management and technical expertise to respond adequately to the increasing technological sophistication and complexity of mobile phones and wireless networks.

        Intense Competition.    The wireless entertainment market is intensely competitive. Some of our existing and potential competitors have greater resources, stronger brand names and a broader geographic presence than we do.

        Sales, Marketing and Support Requirements.    The size and complexity of the global wireless entertainment market requires publishers to have sophisticated sales, marketing and support organizations to meet the needs of both our customers and the wireless carriers that distribute our applications. We must also have effective quality assurance capabilities to deliver high quality products and sufficient resources to deploy our applications broadly.

Our Strategy

        Our goal is to be the leading global publisher of wireless games and other entertainment applications. To achieve this goal, we plan to:

        Publish High-Quality Entertainment Applications.    We believe that publishing a diversified portfolio of the highest quality, most innovative applications is critical to our business. We intend to:

  •
  Develop Innovative Applications.    We will continue to devote significant resources to the development of high-quality, innovative applications and work with the best application developers. As the wireless landscape has rapidly and continuously evolved, we have designed games that have leveraged advancements in wireless network and mobile phone technology. For example, we launched our Gladiator multi-player game in 2000 using Wireless Application Protocol, or WAP. In 2002, we introduced JAMDAT Bowling to coincide with the introduction of mobile phones utilizing BREW and Java. According to Verizon Wireless, JAMDAT Bowling has become one of the most popular wireless games on its Get it Now service. In 2003 and 2004, we introduced multi-player applications, including Bejeweled Multiplayer, JAMDAT Bowling 2 and Scrabble, to leverage wireless carriers' deployment of advanced, high-speed networks. We are currently developing applications using 3D graphics rendering engines and player community features that take advantage of the growing processing capacity of the emerging next generation of mobile phones.

  •
  Emphasize JAMDAT-Branded Applications.    We plan to emphasize the creation of JAMDAT-branded applications that typically generate higher margins for us. We intend to develop sequels to our more successful JAMDAT applications, as we have done with JAMDAT Bowling in launching JAMDAT Bowling 2 and JAMDAT Bowling 3D, and with Lemonade Tycoon in launching Lemonade Tycoon 2. These applications differentiate us from our competitors, particularly those acting as aggregators or distributors, who generally do not own or control intellectual properties. We may also expand our catalog of JAMDAT brands through the acquisition of intellectual properties, as we recently did with our purchase of Downtown Texas Hold'em.

  •
  License World-Class Brands.    We will continue to license well-known, third-party brands and collaborate with major media companies, professional sports leagues and other brand holders to publish third-party branded applications. We believe that familiar titles facilitate the adoption of our applications by wireless subscribers and wireless carriers, and create strong marketing opportunities.

        Enhance Our Distribution Channels.    Strengthening and expanding our distribution channels is critical to our business. We will continue to:

  •
  Increase Our Deployment Capability.    We customize our applications for use on numerous mobile phone models and carrier networks. Deploying wireless applications is a complex process that is resource intensive, requires skilled personnel and uses advanced technologies. We believe that the time and difficulty involved in building and organizing our deployment capabilities represents a significant barrier to entry to our potential competitors. To strengthen our competitive advantages in deployment, we intend to increase the number of managerial and technical employees working in deployment and make further investments in our proprietary technologies to increase the scope and efficiency of our deployment capability.

  •
  Strengthen Our Wireless Carrier Relationships.    We plan to strengthen our existing relationships with wireless carriers by continuing to support their strategic needs and by launching new, high-quality, innovative applications. We also intend to build relationships with additional wireless carriers to reach a larger subscriber base. We plan to build our presence in international markets where we are already generating revenues. We also plan to establish carrier relationships in certain emerging markets as wireless infrastructure improves and the availability of next-generation mobile phones increases. Where appropriate, we intend to enter new markets to leverage our expertise, brands, application portfolio and technologies.

  •
  Expand Use of Alternative Sales and Marketing Channels.    We intend to expand our use of alternative channels to market and sell our applications. For example, we have partnered with Yahoo! in the United States and Jamba! in certain European markets to distribute our applications through their online sites. Our own Internet site also enables us to market and sell our applications directly to wireless subscribers. Additionally, we have recently partnered with Radio Shack to make our applications available at Radio Shack's retail and online locations using our proprietary distribution system, JAMDAT Games-to-Go™. We will also continue to work with mobile phone manufacturers to embed our applications directly into mobile phones prior to sale. When using these alternative channels for our wireless applications, the wireless carrier generally provides the billing and collection service and continues to retain a percentage of the purchase price. In addition, the third-party provider, such as a retailer or Internet portal, also generally retains a percentage of the purchase price of sales taking place through these alternative sales and marketing channels.

        Build the JAMDAT Brand.    We intend to build JAMDAT into one of the most widely recognized brands in the wireless entertainment market. We believe that the decisions of wireless carriers and our customers are influenced by brand recognition. We intend to continue building our brand identity through application quality, customer and carrier support, advertising campaigns, industry trade shows, public relations and other marketing efforts.

        Expand Our Global Presence.    We will continue to expand organically as well as pursue attractive acquisition opportunities, including other wireless entertainment publishers, developers or related companies, both in the United States and abroad, to access compelling applications, brands, technology and talent. For example, in January 2005, we acquired Downtown Wireless, a developer and distributor of wireless entertainment applications located in Los Angeles.

Our Applications

        We design our applications to be fun and innovative. We believe application quality and diversity, customer and carrier support, and brand recognition are the key components of a publisher's success and not the number of applications offered. We focus on selectively increasing our application portfolio with high-quality, innovative applications. Our application portfolio includes single- and multi-player games, ring tones, images and other entertainment content.

        Sales of our applications are tied, in part, to the commercial introduction of new mobile phone models. Many new mobile phone models are released in the fourth quarter to coincide with the holiday shopping season. Since some customers download our applications soon after they purchase new mobile phones, we may experience some seasonal fluctuations based on this key holiday selling period.

        The fees for our wireless games generally range from $3.99 to $7.49 for a one time purchase and from $1.49 to $2.99 for a monthly subscription. The fees for our ring tones generally range from $0.99 for a single ring tone to $11.99 for a collection of ring tones.

        We earned 46% of our revenues for the year ended December 31, 2004 from JAMDAT-branded applications, with the balance coming from applications based on license agreements with, among others, Activision, Atari, New Line Productions and PopCap Games, as well as the NFL, MLB, the NBA and the NHL.

        Some of our leading titles include the following:

        JAMDAT SPORTS.    Utilizing our licenses with the NFL, MLB, the NBA and the NHL, we have released a series of JAMDAT SPORTS-branded titles, including our most recent additions, MLB 2005, NBA 2005, NBA Three-Point Shootout, NHL Hockey 2005 and NFL 2005. We have released other JAMDAT SPORTS titles, including JAMDAT SPORTS' Golf 2004, which was rated 8.6 out of 10 on Wireless Gaming Review. Currently, we have new versions of each of our JAMDAT SPORTS-branded titles in various stages of development, and intend to release those applications to correspond to the start of each new league season.

        JAMDAT Bowling.    JAMDAT Bowling is one of our original titles and is a classic bowling game utilizing realistic pin physics. Based on the popularity of JAMDAT Bowling, we created JAMDAT Bowling 2 with real-time, multi-player capabilities, improved sound and graphics and personalization features. JAMDAT Bowling 2 was rated 8.9 out of 10 on Wireless Gaming Review. In 2005, we released a new three-dimensional graphics version of this popular title for high-end mobile phones with JAMDAT Bowling 3D. In fiscal 2002, 2003 and 2004, we generated approximately 14%, 25% and 21% of our revenue, respectively, from our JAMDAT Bowling applications.

        Downtown Texas Hold'em.    We recently acquired Downtown Wireless, LLC, or Downtown Wireless, the developer and distributor of Downtown Texas Hold'em. Downtown Texas Hold'em is based on the popular casino poker game and was, according to Verizon Wireless, its second most popular game as of January 2005.

        The Lord of the Rings.    We offer a suite of applications, including games, ring tones and images, based on The Lord of the Rings motion picture trilogy. We timed the release of many of these applications to coincide with The Lord of the Rings motion picture releases in 2002 and 2003. The Lord of the Rings: The Two Towers and The Lord of the Rings: The Return of the King are strategy and action games, and were rated 8.0 out of 10 and 9.0 out of 10, respectively, by Wireless Gaming Review. We also released The Lord of the Rings Trivia, The Lord of the Rings Pinball and an application based on The Lord of the Rings motion picture trilogy, as well as ring tones and images based on music and characters from the motion pictures.

        Bejeweled. Bejeweled is a fast-paced puzzle game and Bejeweled Multiplayer is a real-time, multiplayer version of the original game. Bejeweled Multiplayer is the only game ever to be rated 10 out of 10 on Wireless Gaming Review. In fiscal 2004, we generated approximately 14% of our revenue from our Bejeweled family of applications.

        Tony Hawk's Underground (THUG).    Inspired by Activision's series of the same name, THUG and our recently released THUG 2 are skateboarding games that allow players to horizontally scroll through skateboarding courses and cityscapes. THUG and THUG 2 were rated 9.0 and 8.2, respectively, out of 10, by Wireless Gaming Review.

        We also develop and distribute a limited number of games for PC's and PDA's that are distributed primarily through online sites, including Yahoo! and MSN Zone, and certain retail locations.

Distribution Channels

        We currently distribute our entertainment applications primarily through wireless carriers to their subscribers. In addition to our carrier distribution channel, we also distribute our applications through Internet portals, including our own website, by embedding them directly into mobile phones and through retail locations.

        Wireless Carrier Channel.    We have agreements to distribute our applications through more than 80 carriers in over 40 countries. Our customers download our applications to their mobile phones and their wireless carrier bills them a one-time fee or monthly subscription fee. Our carrier distribution agreements establish the fees to be retained by the carrier for distributing our applications. Our carrier agreements are not exclusive and generally have a limited term of one or two years, with evergreen, or automatic renewal, provisions upon expiration of the initial term. The agreements generally do not obligate the carriers to market or distribute any of our applications. In addition, the carriers can often terminate these agreements early and, in some instances, without cause.

        For the year ended December 31, 2004, we received approximately 38% of our revenues from subscribers of Verizon Wireless and 15% of our revenues from subscribers of Sprint PCS. In 2003, we received approximately 50% of our revenues from subscribers of Verizon Wireless and 18% of our revenues from subscribers of Sprint PCS. In October 2004, the merger of Cingular Wireless and AT&T Wireless, or Cingular/AT&T Wireless, was approved by the Federal Communications Commission, or FCC. If the merger had been completed prior to 2004, revenue from the combined company would have represented 13% of our revenues for the year ended December 31, 2004.

        Other Sales and Marketing Channels.    Although we intend to continue distributing our applications primarily through wireless carriers, we are also developing alternative means of marketing and selling our applications directly to wireless subscribers, including marketing our applications through Internet portal sites, including the Yahoo! and Jamba! sites, and our own website, through mobile phone manufacturers and retail stores. For instance, we recently partnered with Radio Shack to make our applications available to Radio Shack customers who subscribe to wireless carrier services using our proprietary JAMDAT Games-to-Go distribution system. When using these alternative channels to distribute our wireless applications, the wireless carrier generally provides the billing and collection service and continues to retain a percentage of the purchase price for those services. In addition, the third-party provider, such as a retailer or Internet portal, also generally retains a percentage of the purchase price of sales taking place through these alternative sales and marketing channels. As a result, we typically earn less from sales through these third-party providers than we do from sales directly through wireless carriers.

JAMDAT Studios

        Development.    Our studios are responsible for developing our applications. Our studios employ software engineers, artists and designers to create our applications, and producers who coordinate production and oversee the budgeting and scheduling for each application. In addition, we contract with third-party developers to create some of our applications and we assign producers from our studios to coordinate production based on specifications we provide. In either case, we own the copyright to the applications we publish. We believe that we can control costs, diversify risk and maintain access to talent by using both internal and third-party development resources.

        Our studios also manage our research and development activities. We continuously develop and evaluate new technologies that enable us to create even more compelling applications for our customers. For example, we have invested in research and development of multi-player technologies and services, 3D graphics rendering engines and player community features. We also create tools and technologies to help customize our applications for new mobile phone models. Our research and development expenses for the years ended December 31, 2002, 2003 and 2004 were approximately $4.0 million, $7.3 million and $12.6 million, respectively.

        We believe that developing high-quality, innovative and marketable applications is critical to our success. Our applications undergo a rigorous "greenlight" process. Executives from our sales, marketing, studio, deployment and finance departments all participate in this process. As part of this process, we evaluate every application in development at major milestones from concept to application release. We believe that our greenlight process contributes to the quality of our applications by allowing us to address consumer, carrier and other market needs during product development.

        Deployment.    Our studios typically develop a new application using one application platform and one or more mobile phone models. Once the application is completed, our deployment group deploys the application as broadly as we determine is commercially viable based on our internal analysis of an application's marketability and technical feasibility. Specifically, our deployment group customizes and localizes the application for each mobile phone model on which a particular carrier intends to distribute the application to its subscribers. In this process, we seek to customize the application for the screen size, processing power, sound capabilities, memory footprint, local execution environment, operating system and other characteristics of a particular mobile phone model. As a result of the diverse markets served by our carriers, we have developed a global, decentralized deployment capability that can customize applications based on local languages, wireless and mobile phone technologies, application platforms, including BREW or Java, and customer preferences. As part of the deployment process, we also subject our applications to a formal quality assurance process to ensure that the application meets our quality standards for each mobile phone model for each carrier on which we distribute, as well as meeting the certification requirements of the respective carrier.

Sales and Marketing

        Our sales and marketing organization works closely with wireless carriers around the world to create merchandising and marketing opportunities for our applications. Through ongoing communications with carrier sales and marketing organizations, we match our application portfolio with the strategic needs of the carrier and the preferences of their subscribers. Our sales and marketing organization, working closely with our studios, also identifies and evaluates wireless distribution opportunities for applications owned by third parties, including developers and other publishers. We provide these distribution services to third parties based upon our evaluation of the marketability of their applications. In 2004, these third party distribution services accounted for less than 1% of our revenues.

        Our sales and marketing organization is also responsible for managing our own marketing efforts. We market our applications using advertising, industry trade shows and other events, sponsorships, public relations and our website. We intend to continue to build our direct marketing capabilities and further develop our sales and marketing organization by hiring additional sales and marketing personnel and increasing our marketing expenditures.

Technology

        We have created proprietary technologies that we believe allow us to develop and distribute innovative applications, improve the efficiency of our business and reduce our dependence on third-party technology platforms. These technologies include the following:

        Application Development Tools.    We use many of our proprietary technologies to ensure that our applications are innovative and of high quality. For example, we have developed our own software development kit, MEDiK®. Our third-party developers use MEDiK to develop applications that meet our rigorous, quality standards as well as the certification requirements of each carrier. We continue to update MEDiK periodically to take advantage of the latest advances in mobile phone technologies.

        Multi-player Platforms.    We believe that the mobile phone's inherent connectivity and communications features make it an ideal entertainment device. To capitalize on that connectivity, we have invested in the development of multi-player services. We have developed a suite of integrated client-server technologies that enable real-time play, turn-based play and short message service, or SMS, play. We have also developed multi-player community technologies that facilitate, among other things, player matching, high-score rankings and tournaments.

        Distribution Tools.    We have developed software tools, including our application manager and mobile phone profiling tools, which enable us to efficiently deploy our applications on many different mobile phones. We have also developed hosting and provisioning technologies that enable us to deliver applications directly to our customers' mobile phones, bundle applications for value-added sales and provide our customers with a virtual "locker" where they can store and manage their applications on their wireless carrier's network after purchase.

        Billing and Data Mining Tools.    We have developed billing platform technologies that enable our carriers to provide alternate billing methods to their subscribers, including direct carrier billing integration and premium SMS. Our billing platform technologies also support different subscriber payment options, including one-time fee or subscription billing. We also utilize an internal data mining system that enables us to collect and analyze real time data related to customer purchases and application usage. We use this data to better understand our customers' purchase and usage patterns so that we may continually provide them with better applications and improved services through our carriers.

        JAMDAT Games-to-Go™ Distribution System.    We have recently developed our JAMDAT Games-to-Go proprietary retail distribution system which powers our direct-to-consumer sales initiatives in cooperation with our wireless carrier partners for billing processing purposes. We can also incorporate this platform into the retail sales efforts of others, as we did recently with Radio Shack, enabling them to market and sell our applications directly to their consumers.

Competition

        The wireless entertainment applications market is highly competitive and characterized by frequent product introductions, evolving wireless platforms and new technologies. As demand for applications continues to increase, we expect new competitors to enter the market and existing competitors to allocate more resources to develop and market applications. As a result, we expect competition in the wireless entertainment market to intensify.

        The current and potential competition in the wireless entertainment applications market includes major media companies, traditional video game publishing companies, wireless carriers, wireless software providers and other pure-play wireless entertainment companies. Larger, more established companies are increasingly focused on developing and distributing wireless applications that directly compete with us.

        We also compete with wireless content aggregators, who pool applications from multiple developers (and sometimes publishers) and offer them to carriers or through other sales channels. We generally differentiate ourselves from aggregators in several key respects. Unlike us, aggregators do not typically fund development, provide design input or provide quality assurance for their applications. Also, since aggregators usually do not own an application's copyright, they often retain less than a majority of the revenues generated from application sales.

        Currently, we consider our primary competitors in the global publishing market to be Disney, Electronic Arts, Gameloft, Infospace, Mforma, Namco, Sony Pictures, Sorrent, THQ Wireless, VeriSign and Yahoo!. We also consider Blue Lava to be a competitor in the U.S. market.

        We believe we compete favorably in the principal competitive factors in our market, which consist of the following:

  •
  a broad and deep distribution channel with strong carrier relationships;

  •
  a diverse portfolio of high-quality applications; and

  •
  technical capability and management experience and expertise.

Intellectual Property

        Our intellectual property is an essential element of our business. We use a combination of trademark, patent, copyright, trade secret and other intellectual property laws, confidentiality agreements and license agreements to protect our intellectual property. Our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works. Despite our precautions, it may be possible for third parties to obtain and use without consent intellectual property that we own or license. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

        We are the registered owner of 38 software copyrights in the United States and have seven applications for software copyrights pending in the United States for various wireless games.

        We are the owner of eight trademarks registered with the U.S. Patent and Trademark Office, including the names "JAMDAT," "JAMDAT Mobile" and our logo, and have ten trademark applications pending with the U.S. Patent and Trademark Office. We also own 15 registered trademarks in Brazil, Canada, the European Community, Japan, Korea, Mexico and Switzerland, including the names "JAMDAT," "JAMDAT Mobile" and our logo, and have 34 trademark applications pending in a number of other jurisdictions for the same trademarks, including Australia, Canada, Mexico, Malaysia, New Zealand, Singapore, China, the European Community, India and Japan. Registrations of both U.S. and foreign trademarks are renewable every ten years.

        We have two patent applications pending with the U.S. Patent and Trademark Office, one of which is also pending in Canada, Japan, India and Europe, but we cannot be certain that the prosecution of these applications will result in any issued patents.

        In addition, many of our applications are based on or incorporate intellectual properties that we license from third parties. We have both exclusive and non-exclusive licenses to use these properties for terms that range from one to five years. Our licensed brands include, among others, Bejeweled, The Lord of the Rings, Tony Hawk's Underground, Scrabble, Boggle and Yahtzee. Our licensors include a number of well-established video game publishers and major media companies, including Activision, Atari, GameHouse, Microsoft, New Line Productions, Nickelodeon and PopCap Games. Additionally, we currently hold licenses from all four major North American professional sports leagues—the NFL, MLB, the NBA and the NHL. In fiscal 2004, revenues derived from our applications branded with the intellectual properties of our three largest licensors, PopCap Games, Activision and New Line Productions, ranged from 9% to 14% of our revenues.

        From time to time, we may encounter disputes over rights and obligations concerning intellectual property. While we believe that our product and service offerings do not infringe the intellectual property rights of any third party, we cannot be certain that we will prevail in any intellectual property dispute. If we do not prevail in such disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales of our applications determined to infringe the rights of others, and/or be forced to pay substantial royalties to a third party.

Employees

        As of December 31, 2004, we had 206 employees in the United States, Canada, Europe, Japan and India, including 154 in research and product development. We have never had a work stoppage and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

Financial Information about Segments and Geographic Areas

        We operate in a single business segment for financial reporting purposes.

        The following table shows our domestic and international revenues and our long-lived assets, based on location.

	Year Ended December 31,
	2002	2003	2004
Revenues:
United States	$1,416	$10,553	$29,411
Canada	5	1,375	1,521
Other International	171	1,542	5,634

	$1,592	$13,470	$36,566

	As of December 31,
	2003	2004
Long-lived Assets:
United States	$601	$1,561
Canada	213	273
Other International	20	164

	$834	$1,998

Corporate Information

        We were incorporated in Delaware in March 2000 by eCompanies Wireless, LLC, an incubator of wireless technology companies, which was a joint venture between eCompanies LLC and Sprint Spectrum, L.P. In July 2003, we acquired substantially all of the assets of Jeux Hexacto, Inc., or Hexacto, a Canadian developer of wireless entertainment applications. We became a public company on September 28, 2004 and our stock is currently traded on the NASDAQ National Market. In January 2005, we acquired all of the membership interests of Downtown Wireless, a developer and distributor of wireless entertainment applications.

Seasonality

        Many new mobile phone models are released in the fourth quarter to coincide with the holiday shopping season. Because some customers download our applications soon after they purchase new mobile phones, we may experience seasonal fluctuations based on this key holiday selling period.

Additional Information

        We make available free of charge through our website, www.jamdat.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as

soon as reasonably practicable after those reports are filed with or furnished to the Securities and Exchange Commission, or SEC.

        The public may read any of the items we file with the SEC at the SEC's Commission's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 2. Properties

        Our corporate headquarters is located in Los Angeles, California, where we lease approximately 23,000 square feet under a lease that expires in January 2009. We also lease approximately 15,000 square feet in Montreal, Canada, under a lease that expires in September 2006, and we lease other office facilities in Guildford, England, Tokyo, Japan and Hyderabad, India. The Montreal, Guildford, Tokyo and Hyderabad offices are all used for sales and marketing, product development and support. We believe our space is adequate for our current needs and that suitable additional or substitute space will be available to accommodate the foreseeable expansion of our business and operations.

ITEM 3. Legal Proceedings

        On December 4, 2003, JAMDAT Canada brought an action in the Court of Quebec, Civil Division, against Nova Media Verlag GmbH and New Media Agency GmbH, two European distributors of certain of JAMDAT Canada's retail products, for unpaid royalties in the amount of 40,425 Euros, and for confirmation of termination of all license agreements entered into with them. On May 6, 2004, JAMDAT Canada filed an amended complaint to increase its claim for unpaid royalties to 192,265 Euros. The defendants contested this action and filed a counterclaim; the counterclaim was dismissed in our favor on December 20, 2004.

        On February 22, 2005, JAMDAT Mobile Inc. was named as a co-defendant, along with Atari, Atari Interactive, Hasbro and AT&T Wireless, in a federal action brought by Games, Inc. in the Southern District of New York, which action is related to an underlying suit filed by Atari, Atari Interactive and Hasbro against Games, Inc. Games, Inc. has alleged that, among other things, Atari, Atari Interactive and Hasbro previously licensed to Games, Inc. the right to distribute Scrabble and other Atari and Hasbro branded games via the Internet, and that our wireless distribution of those games is a violation of their contractual rights. Summary judgment was granted to Atari, Atari Interactive and Hasbro in the related underlying action on February 22, 2005, which we believe forecloses the pendant action involving us.

        In addition to the foregoing, from time to time we may be involved in other litigation relating to claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. We may also be subject to claims arising out of our operations in the normal course of business. As of the date of this Form 10-K, we are not a party to any such other litigation that would have a material adverse effect on us or our business.

ITEM 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

        Our Common Stock is quoted on the National Association of Securities Dealers Automatic Quotation System National Market under the symbol "JMDT." The following table sets forth the reported high and low bid prices of the Common Stock as reported by NASDAQ for the calendar periods indicated:

Period	High	Low
2005
First Quarter (through March 18, 2005)	$22.27	$16.30
2004
Fourth Quarter	$34.86	$18.08

        Prior to September 28, 2004, there was no established public trading market for our Common Stock.

Holders

        As of March 18, 2005, there were approximately 68 record holders of our Common Stock.

Dividends

        We have never declared or paid cash dividends on our capital stock. We currently anticipate that we will retain future earnings, if any, to finance the growth and development of our business. Accordingly, we do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors, which will depend on our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Recent Sales of Unregistered Securities

        On January 5, 2005, we entered into a Purchase Agreement with Downtown Wireless, John Cibulski, James Coriston, Jr. and Ruben Sandoval to purchase 100% of the limited liability company membership interests in Downtown Wireless. As partial consideration for the purchase of the membership interests, we issued 34,635 shares of Common Stock, of which 11,545 shares were issued to each of Messrs. Cibulski, Coriston and Sandoval, respectively. We issued these securities in a transaction exempt from registration under Section 4(2) of the Securities Act.

Use of Proceeds

        We completed our initial public offering on October 4, 2004, pursuant to a Registration Statement on Form S-1 initially filed on July 2, 2004, as subsequently amended (File No. 333-117127), and as supplemented by the Registration Statement on Form S-1 filed on September 28, 2004 (File No. 333-119354). The effective date of the Registration Statement is September 28, 2004. The managing underwriters of the public offering were Lehman Brothers and Merrill Lynch & Co. In the offering, we sold an aggregate of 4,390,781 shares of our common stock, including shares subject to the over-allotment option, at a price to the public of $16.00 per share. In our initial public offering, our stockholders also sold 1,991,719 shares for their own accounts, including shares subject to the over-allotment option, also at a price to the public of $16.00 per share; we received none of the proceeds of those sales.

        The aggregate offering price was $102.1 million, of which the aggregate gross proceeds to us were approximately $70.3 million. We paid expenses of approximately $7.2 million, of which approximately $4.9 million represented underwriting discounts and commissions and approximately $2.3 million represented expenses related to the offering. Net proceeds from the offering to us were approximately $63.1 million.

        None of the net proceeds received by us from the initial public offering were paid directly or indirectly to any director, officer, general partner of JAMDAT or their associates, to any person owning 10% or more of any class of equity securities of JAMDAT, or to any of our affiliates. To date, $5.6 million of our net proceeds were used to finance the Downtown Wireless acquisition and additional amounts were used to extend certain license agreements. The remaining proceeds are, as of March 18, 2005, invested in cash and short term investments. We expect that our use of the remaining proceeds from the offering will conform to the intended use of the proceeds described in our final initial public offering prospectus dated September 28, 2004.

ITEM 6. Selected Financial Data

        You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Form 10-K. The consolidated statements of operations data for the period beginning March 13, 2000, our inception, through December 31, 2000, and for the year ended December 31, 2001, and the consolidated balance sheet data as of December 31, 2000, 2001 and 2002 are derived from our audited consolidated financial statements for those periods, which are not included in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2002, 2003 and 2004 and the consolidated balance sheet data as of December 31, 2003 and 2004 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. This section presents our historical consolidated financial data and does not purport to project our results of operations or financial position for any future period or date.

	March 13, 2000 (Inception) through December 31, 2000
		Year Ended December 31,
		2001	2002	2003	2004
	(in thousands, except share data)
Consolidated Statements of Operations Data:
Revenues(1)	$5	$90	$1,592	$13,470	$36,566
Cost of revenues	25	202	1,097	1,998	6,957

Gross profit (loss)	(20)	(112)	495	11,472	29,609

Operating expenses:
Research and development	684	3,365	3,995	7,338	12,614
Selling and marketing	58	743	1,023	3,245	5,501
General and administrative	623	1,234	1,876	3,889	7,151
Acquired in-process research and development	—	—	—	103	—
Stock-based compensation(2)	—	67	90	4,030	3,019

Total operating expenses	1,365	5,409	6,984	18,605	28,285

Income (loss) from operations	(1,385)	(5,521)	(6,489)	(7,133)	1,324
Interest and other income, net	—	251	52	77	444

Net income (loss)	$(1,385)	$(5,270)	$(6,437)	$(7,056)	$1,768

	March 13, 2000 (Inception) through December 31, 2000
		Year Ended December 31,
		2001	2002	2003	2004
	(in thousands, except share data)
Net income (loss) per common share(3):
Basic	$—	$(4.29)	$(3.33)	$(2.67)	$0.24
Diluted	$—	$(4.29)	$(3.33)	$(2.67)	$0.20
Weighted average shares used in computing net income (loss) per common share(3):
Basic	—	1,227,445	1,932,900	2,643,825	7,402,188
Diluted	—	1,227,445	1,932,900	2,643,825	8,878,727
	As of December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$68	$6,213	$8,042	$11,133	$31,395
Restricted cash	—	850	59	830	11
Short-term investments	—	—	—	—	33,523
Working capital	326	6,970	8,448	11,763	77,544
Total assets	601	8,008	10,041	23,079	90,614
Total current liabilities	175	521	980	6,089	4,275
Total long-term liabilities	—	233	97	61	2
Convertible redeemable preferred stock	—	13,700	21,700	32,608	—
Total stockholders' equity (deficit)	426	(6,446)	(12,736)	(15,679)	86,337

(1)
Includes revenues from a related party, Sprint PCS amounting to zero, $33,000, $410,000, $2,462,000 and $5,530,000 for the years ended December 31, 2000, 2001, 2002, 2003 and 2004, respectively. See Note 19 to our consolidated financial statements for further detail.

(2)
Stock-based compensation charges are excluded from the following operating expense categories (in thousands):

	March 13, 2000 (Inception) through December 31, 2000
		Year Ended December 31,
		2001	2002	2003	2004
Research and development	$—	$17	$21	$1,153	$784
Selling and marketing	—	11	14	767	898
General and administrative	—	39	55	2,110	1,337

Total	$—	$67	$90	$4,030	$3,019

(3)
See Notes 2 and 14 to our consolidated financial statements for the determination of shares used in computing basic and diluted net income (loss) per share.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a leading global publisher of wireless entertainment applications, including games, ring tones, images and other entertainment content. We develop our applications both internally and through third-party developers. We have agreements to distribute our applications through more than 80 wireless carriers. Our customers typically purchase our applications through a wireless carrier's branded e-commerce service accessed directly from their mobile phones. These carrier services include, among others, Verizon Wireless' Get It Now, Sprint PCS Vision, Cingular MEdia and Vodafone live!. Our customers download our applications to their mobile phones and they are charged a one-time or monthly subscription fee for the application which appears on their mobile phone bill. The wireless carrier collects the fee, retains a percentage and remits the balance to us. Subscribers must have a mobile phone with multimedia capabilities to download and use our applications. We also distribute our applications through Internet portal sites, retail stores and mobile phone manufacturers that embed our games directly in mobile phones. In addition, we offer a limited number of personal computer, or PC, and personal digital assistant, or PDA, products that may be purchased through Internet portal sites and at retail locations.

        Our games and other entertainment applications are based on intellectual properties that we create and own, and well-established brands that we license from third parties. Our original properties include, among others, JAMDAT Bowling, Lemonade Tycoon and Downtown Texas Hold'em. Our licensed brands include, among others, Bejeweled, The Lord of the Rings, Tony Hawk's Underground, Scrabble, Boggle and Yahtzee. We also currently have license agreements with the NFL, MLB, the NBA and the NHL.

        In 2000 and 2001, we were primarily engaged in developing applications for existing and emerging technologies in the wireless entertainment market and building wireless carrier relationships in the United States. We generated minimal revenues during this period. In 2002, Verizon Wireless launched Get It Now and we began selling our applications to Verizon Wireless subscribers with BREW-enabled mobile phones. Get It Now provides a billing mechanism through which Verizon Wireless bills its subscribers on behalf of application providers like us. During the second half of 2002, we began selling our applications through other U.S. carriers, including Sprint PCS and AT&T Wireless, when they launched similar e-commerce application download services.

        Although we began operations in the United States, we have expanded internationally. In early 2002, we entered the Korean and Japanese markets through agreements with local distribution partners. In the second quarter of 2003, we opened an office in the United Kingdom to target the European market. In the third quarter of 2003, we entered the Chinese market through agreements with local distribution partners. Additionally, in the third quarter of 2003, we entered the Canadian market through our acquisition on July 3, 2003 of all the assets of Hexacto. The acquisition was accounted for as a purchase and Hexacto's operating results are included in our operating results for periods subsequent to the acquisition date. In early 2004, we opened a Tokyo office to establish distribution relationships directly with wireless carriers in Japan. In August 2004, we opened an office in Hyderabad, India to provide software development services and establish distribution relationships directly with wireless carriers in India. In December 2004, we completed an investment in a Chinese wireless entertainment distributor to further enable the distribution of our applications through Chinese wireless carriers.

        In managing and evaluating our business, we consider, among other factors, the following:

  •
  Penetration of next-generation mobile phones.    The primary growth drivers of our business are the number of mobile phones in the market capable of downloading our applications and our ability to deploy our applications to those mobile phones—primarily through our carrier relationships.

    We believe that our revenue growth to date has tracked growth in the number of available next-generation mobile phones, although there is no reliable industry data on the penetration of mobile phones with multimedia capabilities. We believe that, over time, the majority of all mobile phones worldwide will be capable of downloading data applications through application environments like BREW and Java.

  •
  Complexity of mobile phone features and technologies.    We support numerous mobile phone models and technologies in an effort to reach the maximum number of wireless subscribers. We have developed processes and proprietary technologies that have enabled us to deploy our applications efficiently to over 250 mobile phone models. However, keeping pace with the rapid innovation of mobile phone technologies together with the continuous introduction of new mobile phone models by wireless carriers, requires investment in deployment capabilities, including personnel, technologies and equipment. To date, we have broadly supported mobile phones utilizing BREW and Java as the primary application environment.

  •
  Composition of our application portfolio.    Our strategy is to publish a diversified and balanced portfolio of high-quality applications based on both JAMDAT brands and brands that we license from third parties. For the years ended December 31, 2003 and 2004, we derived 57% and 46%, respectively, of our revenues from JAMDAT-branded applications. Our license agreements for third-party brands typically require that we pay an advance or guaranteed royalty payment. We generally recoup all of the advances we have paid from royalties earned from sales of the application before the licensor receives any further royalty payments from us. We also distribute applications for other publishers, developers and licensors. When we distribute applications, we generally do not assume the cost or responsibility associated with application development, which ultimately results in a higher royalty payment to the third party, and therefore, a lower gross margin for us on distributed products. For the years ended December 31, 2003 and 2004, these third party distribution services accounted for less than 2% and 1% of our revenues, respectively.

  •
  Pricing of our applications.    Our prices and purchasing methods vary by application, mobile phone model and wireless carrier. We offer some of our applications only on a monthly subscription basis and others only through a one-time purchase option. We also bundle multiple applications for a monthly subscription fee. Subscriptions to our applications generally renew automatically on a month-to-month basis and are terminable by our customers at any time. Although we have the ability to propose prices to our carriers, in general, the final price for our applications is set by the carrier. The carriers typically charge $1.49 to $2.99 for a monthly subscription and $3.99 to $7.49 for a one-time purchase of our applications. For the years ended December 31, 2003 and 2004, we derived approximately 32% and 30% of our revenues, respectively, from subscriptions.

  •
  Revenues by carrier.    We distribute our applications primarily through wireless carriers. We generally seek to create direct contractual relationships with these carriers when they launch their "bill on behalf" of services. Our ability to generate revenues and the terms under which we deliver our applications depend on a number of factors, including our ability to maintain strong relationships with the carriers and to differentiate our applications from those of our competitors. Subscribers of Verizon Wireless and Sprint PCS, our largest and second largest carrier relationships by revenue, accounted for approximately 50% and 18%, respectively, of our revenues during the year ended December 31, 2003, and approximately 38% and 15%, respectively, of our revenues during the year ended December 31, 2004. In October 2004, the FCC approved the Cingular/AT&T Wireless merger. If the merger had been completed prior to 2004, revenue from the combined company would have represented 13% of our revenues for the year ended December 31, 2004.

  •
  Revenues by geography.    While we have initially focused on building our presence in the United States, we believe that the wireless entertainment market is expanding globally and we intend to pursue revenue opportunities outside of the United States. Our Montreal, Canada office distributes our applications to wireless carriers in Canada and, starting in late 2003, our Guildford, England office began distributing our applications throughout Europe. In April 2004, we opened an office in Tokyo, Japan to distribute our applications in the Japanese market. We distribute our applications in China and Korea through local distribution partners, and in December 2004, we invested in a Chinese wireless entertainment distributor to further enable the distribution of our applications in China. In August 2004, we opened an office in Hyderabad, India to distribute our applications in India and provide offshore software development services. All of our other international distribution efforts are currently managed directly from the United States. During the years ended December 31, 2003 and 2004, we derived approximately 22% and 20% of our revenues, respectively, from international markets.

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

  Revenue Recognition

        We recognize revenues in accordance with the guidelines of SEC Staff Accounting Bulletin, or SAB, No. 104 "Revenue Recognition." We generally recognize revenues from the sale or subscription of our applications to wireless subscribers under distribution agreements with wireless carriers and other distributors in the period in which the applications are purchased or over the period in which the applications are subscribed, assuming that: fees are fixed and determinable; we have no significant obligations remaining; and collection of the related receivable is reasonably assured. In accordance with our distribution agreements, the wireless carriers and other distributors are responsible for billing, collecting and remitting to us our percentage of the fees. The wireless carriers and other distributors generally report the final sales data to us within 10 to 45 days following the end of each month. In situations where wireless carriers are not contractually obligated to report sales data prior to our external reporting deadlines, we estimate our revenues based on preliminary sales data derived from our servers or directly from the carrier, an analysis of carrier-specific historical sales trends and the expected impact of all newly launched applications during the period. To date, instances requiring estimates have not been significant. Our policy is to record differences between estimated revenues and actual revenues in the next reporting period once the actual amounts are determined.

        In accordance with Emerging Issues Task Force, or EITF, No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," we recognize as revenues the net amount the wireless carrier or distributor pays to us upon the sale of our applications, net of any service or other fees earned and deducted by the wireless carrier or distributor. We have evaluated our wireless carrier and distributor agreements and have determined that we are not the principal when selling our applications through wireless carriers. Key indicators that we evaluated to reach this determination include:

  •
  wireless subscribers directly contract with wireless carriers who have most of the customer service interaction and are generally viewed as the primary obligor by the wireless subscribers;

  •
  wireless carriers generally have significant control over the types of applications and content that are offered to their wireless subscribers;

  •
  wireless carriers are directly responsible for billing and collecting fees from wireless subscribers, including the resolution of billing disputes;

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

        As of December 31, 2002, 2003 and 2004, revenue which is based on our estimation process amounted to 4.3%, 1.3% and 0%, respectively. As discussed above, distribution agreements requiring revenue estimates are generally related to smaller foreign wireless carriers, distributors and mobile phone manufacturers, who generally take longer to report their actual results to us. Revenues requiring estimates decreased to 0% of revenues for the year ended December 31, 2004 as a result of our efforts to shorten the reporting lag of smaller European carriers. We will continue to encourage smaller wireless carriers, distributors and mobile phone manufacturers to provide us with timely sales reports, to avoid situations that would require us to estimate portions of our revenues in the future.

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

  Impairment of Goodwill and Long-Lived Assets

        We periodically assess potential impairments of our goodwill in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." We assess impairment of our other long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by us include significant underperformances relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for our overall business; and significant negative industry or economic trends. In addition, we assess goodwill at least annually in accordance with SFAS No. 142. SFAS No. 142 requires a two-step process for evaluating whether goodwill has been impaired. The first step of the goodwill impairment test compares the fair value of the company with its carrying value, including goodwill. If the fair value exceeds its carrying amount, goodwill is not impaired. If the carrying value exceeds its fair value, we compare the fair value of goodwill with the carrying value of that goodwill. If the carrying value of goodwill exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. When we determine that the carrying value of a long-lived asset, other than goodwill, may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. We report an impairment loss in the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows if not. To date, we have not had an impairment of goodwill or other long-lived assets.

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

  Accounting for Stock-Based Compensation

        We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and comply with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference between the deemed fair value of our common stock and the exercise price on the date of grant. We account for non-employee stock-based awards, in which goods or services are the consideration received for the equity instruments issued, in accordance with the provisions of SFAS No. 123 and related interpretations. We have recorded compensation charges for issuances of stock awards where the exercise price was less than the deemed fair value of the underlying stock for financial accounting purposes. See "—Results of Operations—Stock-Based Compensation."

  Software Development Costs

        We expense research and development costs, which consist primarily of software development costs, as they are incurred. We account for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." We expense software development costs that we incur in the research and development of software products and enhancements to existing software products until the time when we establish technological feasibility, and we capitalize costs from that time until the product is available for general release to customers. Under our current practice of developing new applications, the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. As a result, to date, we have not capitalized any costs relating to our application development because the costs incurred after the establishment of technological feasibility of our applications have not been significant. In addition, in the future, we will consider the following factors in determining whether costs can be capitalized: the emerging nature of the wireless entertainment market; the rapid evolution of the platforms and mobile phones on which we develop; the lack of pre-orders or sales history for our applications; the uncertainty regarding an application's revenue-generating potential; our lack of control over the sales channel resulting in uncertainty as to when an application will be available for sale, if at all; and our historical practice of canceling applications throughout each stage of the development process.

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

Results of Operations

        The following table sets forth the items in our historical consolidated statements of operations for the periods indicated and as a percentage of revenues (dollars in thousands):

	Year Ended December 31,
	2002	2003	2004
Revenues	$1,592	$13,470	$36,566
Cost of revenues	1,097	1,998	6,957

Gross profit (loss)	495	11,472	29,609

Operating expenses:
Research and development	3,995	7,338	12,614
Selling and marketing	1,023	3,245	5,501
General and administrative	1,876	3,889	7,151
Acquired in-process research and development	—	103	—
Stock-based compensation	90	4,030	3,019

Total operating expenses	6,984	18,605	28,285

Income (loss) from operations	(6,489)	(7,133)	1,324
Interest and other income (expense), net	52	77	444

Net income (loss)	$(6,437)	$(7,056)	$1,768

	Year Ended December 31,
	2002	2003	2004
Revenues	100%	100%	100%
Cost of revenues	69	15	19

Gross profit (loss)	31	85	81

Operating expenses:
Research and development	251	54	34
Selling and marketing	64	24	15
General and administrative	118	29	20
Acquired in-process research and development	—	1	—
Stock-based compensation	6	30	8

Total operating expenses	439	138	77

Income (loss) from operations	(408)	(53)	4
Interest and other income (expense), net	3	1	1

Net income (loss)	(404)%	(52)%	5%

  Sources of Revenues

        We principally derive revenues from the licensing of our applications to wireless subscribers for a one-time purchase fee or a monthly subscription fee. Substantially all of these fees appear on our customers' monthly mobile phone bill. In accordance with our carrier agreements, the carriers perform billing and collection functions and remit a percentage of the fees to us. We recognize the net amount of revenues due to us from the wireless carrier. We generate the vast majority of our revenues through our carrier distribution channel when wireless subscribers download our applications to their mobile phones, typically through a carrier's branded e-commerce service. Our customers may also initiate the purchase of our applications from various Internet portal sites or through other delivery mechanisms with carriers continuing to be responsible for billing, collecting and remitting to us a percentage of those fees. We also generate limited revenues from mobile phone manufacturers when they embed one of our applications directly into a mobile phone. We generally receive payment from the manufacturer on a per mobile phone basis. Revenues from embed sales represented 6% and 3% of our revenues for the years ended December 31, 2003 and 2004, respectively. Finally, we generate limited revenues from the sale of some of our applications, including PC and PDA products, through Internet portal sites and retail stores. Revenues from these sales represented 9% and 3% of our revenues for the years ended December 31, 2003 and 2004, respectively. We currently anticipate that revenues from PC and PDA products, which are a result of the Hexacto acquisition, will continue to decline as a percentage of total revenues. We expect this decline because we do not currently anticipate significant future investment in these types of revenue opportunities.

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

        We capitalize advance or guaranteed royalty payments to licensors and amortize these amounts to cost of revenues over the period in which revenues for the license will be generated, which is typically over the term of the license agreement. If our licensors earn royalties in excess of advances or guaranteed payments, we categorize the excess royalties as cost of revenues in the period they are earned by the licensor. If our external developers earn royalties in excess of our previously expensed application development costs, we similarly categorize the excess royalties as cost of revenues in the period the developer actually earns the royalties. Most of our licensors and developers have the right to audit our calculation of their royalties. If an audit by a licensor or developer caused a disagreement which ultimately resulted in an additional royalty obligation, we would categorize the amount as a cost of revenues in the period in which the additional obligation was realized. Costs incurred for the development of our applications prior to technological feasibility are expensed as incurred throughout the development process, and are included in research and development expenses.

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

        We devote substantial resources to the development and deployment of our applications and expect this to continue in the future. We attempt to balance the mix of internal and external application development. We believe that developing applications internally through our own employee developers allows us to increase margins, leverage the technology we have developed and better control application delivery. The use of external development allows us to significantly increase the number and diversity of our applications while controlling fixed costs. We also believe external developers provide dynamism and creativity and we will continue to work closely with the best-available application developers. Our external application development costs are typically structured as non-refundable advance payments against future royalties earned, if any. The advance amounts generally range between $60,000 and $200,000 per application. Our applications generally require from six months to one year to produce, based on the complexity and feature set of the application developed, the number of platforms and handsets covered and the experience of the developer. We expect the payments to developers and the production time to increase as the complexity and feature sets of the applications they develop increase. We expect our research and development expenses will increase in absolute terms as we continue to create new applications and technologies as our company grows.

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

        Prior to our initial public offering, during the nine months ended September 30, 2004, we granted stock awards and options with exercise prices ranging from $0.48 per share to $16.00 per share and deemed fair values for accounting purposes for the same period ranging from $5.43 per share to $16.00 per share, resulting in deferred stock-based compensation of $4.8 million for the period. All stock options that we have granted to our employees and directors under our equity plans were intended to be exercisable at a price per share not less than the fair value of the shares of our common stock underlying those options or stock awards on their respective dates of grant. Because there was not a public market for our shares prior to our initial public offering, our board of directors determined these exercise prices in good faith, based on the best information available to the board and our management at the time of grant. All stock awards and options granted subsequent to our initial public offering have been and will continue to be issued with exercise prices equal to the market value of our stock at the close of business on the date of grant.

        For grants made prior to our initial public offering, we did not obtain contemporaneous valuations by an unrelated valuation specialist at the times we issued stock options or awards because our board of directors believed the best indicator of the fair value of our common stock was a market approach based on the preferred stock prices paid by outside investors after making adjustments for preferred stock preferences. In addition, our board of directors believed that, because of the early stage of our business, traditional valuation approaches used by independent valuation firms, such as an income approach, would not be relevant and would not be worth the cost. Subsequently, in anticipation of our initial public offering, we reassessed the valuations of our common stock using a retrospective valuation performed by management, which required us to make complex and subjective judgments. The deemed fair value of our common stock was determined using a combination of a market approach at several key dates and straight-line interpolation of the deemed fair value at those dates to the contemplated initial public offering price. Management's valuation took into consideration the following factors:

  •
  key company milestones;

  •
  third party preferred stock investments and related common stock implied values based on preferred stock preferences;

  •
  comparable company analysis;

  •
  key industry and market factors; and

  •
  contemplated initial public offering price per share.

        The deemed fair values for financial accounting purposes subsequent to October 4, 2004, the date we closed our initial public offering of common stock, were determined based on quoted market prices on the date of the respective grant.

        The differences between the range of deemed fair values of $5.43 to $16.00 per share for stock awards granted during the year ended December 31, 2004 and the initial public offering price of $16.00 per share were a result of the following factors:

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

        During the years ended December 31, 2001, 2002, 2003 and 2004, we recorded deferred stock-based compensation to stockholders equity of $0.3 million, $29,000, $4.8 million and $4.8 million, respectively, related to the final remeasurement of restricted shares underlying the notes to stockholders and the grant of new restricted common stock and option awards. Future annual amortization of deferred stock-based compensation for restricted common stock and options as of December 31, 2004 is as follows (in thousands):

Years Ending December 31,
2005	$1,627
2006	$832
2007	$264
2008	$22

  Income Taxes

        We are subject to tax in the United States on our U.S. sourced income and our foreign subsidiaries are subject to tax in the jurisdictions in which they operate. Due to prior year operating losses, we have not paid income taxes since inception and have generated significant net operating losses which can be applied against future taxable income. In addition, we have paid foreign withholding taxes on revenue generated in certain foreign countries which are available as foreign tax credits against future taxable income. Due to our history of operating losses and the related uncertainty about our ability to generate sufficient taxable income during the carryforward period, we have recorded a valuation allowance against the entire amount of these otherwise recognizable deferred tax assets as of December 31, 2003 and 2004. During the year ended December 31, 2004, we generated operating income for the first time since our inception and have utilized a portion of our net operating loss carryforward to offset our estimated taxable income. The tax provision associated with our operating income was offset by reversal of the associated valuation allowance. Accordingly, as a result of our prior year losses and the current year partial reversal of our valuation allowance, we have not recorded a tax provision for any of the years ended December 31, 2002, 2003 or 2004. During 2005, we anticipate continuing to generate taxable income which should allow us to alleviate any uncertainty about our ability to recognize our deferred tax assets and reverse the remaining valuation allowance. Upon reversal of the remaining valuation allowance, which will be recorded as a one-time tax benefit, we will immediately begin to show a tax provision as operating income is earned.

  Comparison of the years ended December 31, 2003 and 2004

        Revenues.    Our revenues increased 171% from $13.5 million for the year ended December 31, 2003 to $36.6 million for the year ended December 31, 2004. The increase primarily resulted from increased sales volume of our new and existing applications due to an increase of addressable next-generation handsets, as a result of sales of new handsets by our carriers and the addition of new carriers offering download services. We increased the number of applications generating revenue to 107 during the year ended December 31, 2004 from 63 during the year ended December 31, 2003. Our Canadian revenues decreased as a percentage of revenues from 10% for the year ended December 31, 2003 to 4% for the year ended December 31, 2004. The decrease resulted from a realignment of resources in our Canadian studio away from PC and PDA game development and towards wireless development. Our non-Canadian international revenues increased from 11% of our revenues for the year ended December 31, 2003 to 15% of our revenues for the year ended December 31, 2004. The impact of exchange rate changes on revenue denominated in currencies other than U.S. dollars amounted to a net increase in revenue of approximately $0.7 million for the year ended December 31, 2004.

        Cost of Revenues.    Cost of revenues increased 248% from $2.0 million for the year ended December 31, 2003 to $7.0 million for the year ended December 31, 2004. The increase primarily resulted from increased royalty payments to developers and licensors resulting from our increased revenues and an increase in licensors and developers that are receiving royalties in excess of advance payments. In addition, we experienced an increase in license amortization from $1.0 million during 2003 to $1.4 million during 2004 due to the acquisition of additional licenses and an increase in amortization of intangibles resulting from the mid-year timing of the Hexacto acquisition in 2003.

        Gross Profit.    Our gross profit increased 158% from $11.5 million for the year ended December 31, 2003 to $29.6 million for the year ended December 31, 2004. The increase primarily resulted from an increase in our revenues. Our gross profit decreased as a percentage of revenues from 85% for the year ended December 31, 2003 to 81% for the year ended December 31, 2004. This decrease is a result of increased royalty payments associated with the increased sale of licensed properties as a percentage of revenue from 43% of sales for the year ended December 31, 2003 to 54% of sales for the year ended December 31, 2004. In addition, royalty payments to developers and licensors for products that have earned royalties in excess of advance payments have increased over the prior year period as a result of our increased revenues for certain products.

        Research and Development.    Research and development expenses increased 72% from $7.3 million for the year ended December 31, 2003 to $12.6 million for the year ended December 31, 2004. The increase primarily resulted from an increase in the number of applications being developed and deployed from the prior year, increasing full-time headcount in the United States, the opening and operation of offices in Japan and India, and increased spending on platform technologies, mobile phones and wireless service plans to support our development and deployment efforts. External development expenses represented 19% of total research and development expenses for the year ended December 31, 2004 compared to 35% for the year ended December 31, 2003. The decrease in external development expenses as a percentage of total research and development expenses is primarily due to utilization of JAMDAT Canada's internal studio during the full twelve months of 2004 compared to only six months for the year ended December 31, 2003, following our acquisition of Hexacto in July 2003. As a percentage of revenues, research and development expenses declined from 54% for the year ended December 31, 2003 to 34% for the year ended December 31, 2004 due to the overall growth of our revenues, which resulted in economies of scale in our research and development expenses.

        Selling and Marketing.    Selling and marketing expenses increased 70% from $3.2 million for the year ended December 31, 2003 to $5.5 million for the year ended December 31, 2004. The increase primarily resulted from higher spending on targeted online advertising, increased expense in the United Kingdom and the opening and operation of our office in Japan. Factors contributing to higher operating costs in the United Kingdom include increases in travel and entertainment, marketing and headcount associated with being in operation only eight months in 2003 versus twelve months in 2004. As a percentage of revenues, selling and marketing expenses declined from 24% for the year ended December 31, 2003 to 15% for the year ended December 31, 2004 due to the overall growth of our revenues, which resulted in economies of scale in our selling and marketing expenses.

        General and Administrative.    General and administrative expenses increased 84% from $3.9 million for the year ended December 31, 2003 to $7.2 million for the year ended December 31, 2004. The increase in general and administrative expenses was due primarily to increases in facilities and personnel costs, the opening and operation of offices in the UK, Japan and India and increased professional fees resulting from our operations as a publicly traded company. As a percentage of revenues, general and administrative expenses declined from 29% for the year ended December 31, 2003 to 20% for the year ended December 31, 2004 due to the overall growth of our revenues, which resulted in economies of scale in our general and administrative expenses, offset by the additional costs of operating as a publicly traded company.

        Stock-based Compensation.    Stock-based compensation for the year ended December 31, 2003 was $4.0 million compared to $3.0 million for the year ended December 31, 2004. The decrease was primarily a result of reduced stock-based compensation for the year ended December 31, 2004 compared to the year ended December 31, 2003 as the prior period stock-based compensation was primarily a result of the re-measurement of the fair value of previously issued restricted stock awards exercised with notes receivable from stockholders that did not have fixed accounting until the final measurement in April 2003 partially offset by 2004 grants below deemed fair value.

        Acquired In-Process Research and Development or IPRD.    IPRD represents the write-off of acquired in-process research and development related to the July 3, 2003 acquisition of Hexacto.

        Interest and Other Income, Net.    Interest and other income, net for the year ended December 31, 2003 amounted to income of $0.1 million compared to income of $0.4 million for the year ended December 31, 2004. The change was primarily a result of interest income generated from the proceeds of our initial public offering.

  Comparison of years ended December 31, 2002 and 2003

        Revenues.    Our revenues increased 746% from $1.6 million in the year ended December 31, 2002 to $13.5 million in the year ended December 31, 2003. The increase primarily resulted from increased sales volume of new and existing applications due to an increase of addressable next generation handsets, as a result of sales of new handsets by our carriers. We increased the number of applications available for sale to 63 during the year ended December 31, 2003 from 21 during the prior year. We also established an office in the United Kingdom and completed the acquisition of Hexacto during the period. We had $0.2 million international revenues in 2002 compared to $2.9 million of international revenues in 2003.

        Cost of Revenues.    Cost of revenues increased 82% from $1.1 million in the year ended December 31, 2002 to $2.0 million in the year ended December 31, 2003. The increase primarily resulted from an increase in license amortization due to the acquisition of additional licenses and an increase in excess royalty payments to certain developers and licensors resulting from increased revenues. In addition, we incurred software amortization expense in 2003 as a result of the acquisition of Hexacto. Cost of revenues, as a percentage of revenues, decreased from 69% in 2002 to 15% in 2003 due to the overall growth of our revenue, which resulted in amortization of prepaid licenses being less significant as a percentage of revenue in 2003.

        Gross Profit.    Our gross profit increased 2,218% from $0.5 million in the year ended December 31, 2002 to $11.5 million in the year ended December 31, 2003. Our gross profit as a percentage of revenues increased from 31% for the year ended December 31, 2002 to 85% for the year ended December 31, 2003. The increase in our gross profit (and in our gross profit as a percentage of revenues) resulted from the substantial increase in our revenues over the prior period. Amortization costs relating to existing prepaid licenses represented a significant percentage of revenues in the prior period because such amortization was based on contractual terms and was prior to significant revenues being generated.

        Research and Development.    Research and development expenses increased 84% from $4.0 million in the year ended December 31, 2002 to $7.3 million in the year ended December 31, 2003. The increase primarily resulted from an increase in the number of applications being developed and deployed from the prior year, a significant increase in personnel both in the United States and abroad, including 38 personnel associated with the acquisition of Hexacto and increased spending on platform technologies, mobile phones and wireless service plans to support application development and deployment. External development represented 35% of total research and development expenses during 2003 as compared to 34% in 2002.

        Selling and Marketing.    Selling and marketing expenses increased 217% from $1.0 million for the year ended December 31, 2002 to $3.2 million for the year ended December 31, 2003. The increase primarily resulted from our effort to market directly to consumers through different media, including in theater and print advertising, costs associated with marketing efforts in the European markets and increased personnel and marketing costs resulting from the acquisition of Hexacto as well as costs associated with increased marketing at major trade events such as the Electronic Entertainment Expo, or E3. As a percentage of revenues, selling and marketing expenses declined from 64% in 2002 to 24% in 2003 due to the overall growth of our revenues, which resulted in economies of scale in our selling and marketing expenses.

        General and Administrative.    General and administrative expenses increased 107% from $1.9 million in the year ended December 31, 2002 to $3.9 million in the year ended December 31, 2003. The increase was due primarily to increases in facilities and personnel costs, including an increase in personnel and facilities costs as a result of the acquisition of Hexacto and the operations of JAMDAT Mobile (UK), and increased professional fees. As a percentage of revenues, general and administrative expenses declined from 118% in 2002 to 29% in 2003 due to the overall growth of our revenues which resulted in economies of scale in our general and administrative expenses.

        Stock-based Compensation.    Stock-based compensation for the year ended December 31, 2003 was $4.0 million compared to $90,000 for the year ended December 31, 2002. The increase in 2003 was primarily a result of the impact of the re-measurement of the fair value of previously issued restricted stock awards purchased in part with notes receivable from stockholders that did not have fixed accounting until the final measurement in April 2003. In addition, a smaller portion of the stock-based compensation was related to the amortization of deferred stock-based compensation for new stock grants made in 2003 at exercise prices below the deemed fair value for financial accounting purposes.

        Acquired In-Process Research and Development (IPRD).    IPRD represents the write-off of acquired in-process research and development related to the acquisition of Hexacto.

        Interest and Other Income, Net.    Interest and other income, net for the year ended December 31, 2002 amounted to $52,000 compared to $77,000 for the year ended December 31, 2003. The increase was primarily a result of the increase in interest income earned on the cash and cash equivalent balances in 2003, partially offset by increased interest expense from our notes payable obligations.

Liquidity and Capital Resources

        Prior to 2004, we had incurred recurring losses and negative annual cash flows from operations and we have an accumulated deficit of $18.4 million as of December 31, 2004. Our primary sources of liquidity have been private placements of preferred shares to investors, credit facilities and the proceeds from our initial public offering. In the future, we anticipate that our primary sources of liquidity will come from cash generated from operating activities. Our cash, cash equivalents and short-term investments were $11.1 million as of December 31, 2003 and $64.9 million as of December 31, 2004.

        Our net cash used in operating activities for the years ended December 31, 2002, 2003 and 2004 was $6.6 million, $3.7 million and $6.4 million, respectively. Net cash used in operating activities for the years ended December 31, 2002 and 2003 was primarily the result of our net losses of $6.4 million and $7.1 million, respectively, offset by non-cash items such as depreciation and amortization, stock-based compensation and changes in accounts receivable, accounts payable, acquisition of brand licenses and other operating assets and liabilities. Net cash used in operating activities for the years ended December 31, 2004 was primarily the result of significant increases in accounts receivable and other assets, offset by our net income of $1.8 million and non-cash items such as depreciation and amortization and stock-based compensation. Accounts receivable from carriers has increased with our revenue growth. Our days sales in outstanding receivables increased from 83 days at December 31, 2003 to 103 days at December 31, 2004 due primarily to a combination of the impact of receivables from our European operations which generally require longer payment terms and a scheduled December payment from a major U.S. carrier that was not received until January 2005. Our accounts receivable balance increased by $3.3 million to $4.7 million for the year ended December 31, 2003 and $8.0 million to $12.9 million for the year ended December 31, 2004. The growth in receivables is anticipated to continue if our revenues continue to increase and this will continue to have a significant impact on our cash flows from operations. For the years ended December 31, 2003 and 2004, we spent $1.0 million and $4.6 million, respectively, on the acquisition of third party licenses, which is included in prepaid royalties in cash flows from operations. In the future, we may be required to spend increasing amounts of money to acquire desirable third party licenses depending on the rights that we acquire and the value that the license holders place on those rights. If we acquire new third party licenses, we will likely spend significant amounts to develop and market products for the acquired licenses.

        Our net cash provided by investing activities was $0.5 million for the year ended December 31, 2002, and net cash used in investing activities was $3.8 million and $35.0 million for the years ended December 31, 2003 and 2004, respectively. Net cash used in investing activities for the year ended December 31, 2004 was comprised of $1.8 million in acquisitions of fixed assets and net investment of $33.5 million of initial public offering proceeds used to purchase short term investments, and a $0.5 million equity investment in a Chinese wireless entertainment distributor, offset by a release of restricted cash in the amount of $0.8 million. Net cash used in investing activities for the year ended December 31, 2003 was comprised of a $2.6 million business acquisition, $0.5 million in acquisitions of fixed assets and the restriction of $0.8 million in cash. Our acquisitions of fixed assets were primarily purchases of personal computers, servers, software and fixtures. We expect to continue to invest in our facilities and technology to support our operations and remain competitive. Also, in January 2005, we acquired all of the limited liability company membership interests in Downtown Wireless for $5.6 million in cash and 34,635 shares of our common stock, which is equal to approximately $0.7 million based on the closing price of our common stock on the Nasdaq National Market for the three trading days prior to the closing of the acquisition. It is likely that we will continue to use cash to fund our current operations, including or international operations, or possibly make additional acquisitions or investments.

        Our net cash provided by financing activities was $7.9 million, $10.6 million and $61.7 million, for the years ended December 31, 2002, 2003, and 2004, respectively. Net cash provided by financing activities for the year ended December 31, 2004 was comprised of net payments of bank facilities and notes payable of $2.4 million, offset by proceeds from the issuance of common stock of $64.1 million, including $63.1 million of net proceeds from our initial public offering. Net cash provided by financing activities for the year ended December 31, 2003 consisted of net payments of bank facilities of $0.4 million, offset by proceeds from the issuance of convertible preferred stock of $11.0 million.

        We believe that our current cash and cash equivalents, and cash flow from operations, will be sufficient to meet our current anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all. Although there are no present understandings, commitments or agreements with respect to the acquisition of any other businesses, applications or technologies, we may, from time to time, evaluate acquisitions of other businesses, applications or technologies.

  Indebtedness

        As of December 31, 2004, we had $66,000 of indebtedness, and we did not have any material outstanding debt securities, material contingent liabilities or material mortgages or liens.

        We are party to a financing arrangement with Silicon Valley Bank that provides for a $400,000 term loan for the acquisition of property and equipment. On August 10, 2001, we borrowed $400,000, requiring 36 equal principal and interest payments, which commenced on September 1, 2001. Borrowings are collateralized by the Company's assets and bear interest at the greater of the bank's prime rate plus 1%, or 8%, per annum. In August 2004, we paid all principal, interest, and other associated fees and have no further financial or non-financial obligations under the loan.

        As of December 31, 2004, JAMDAT Canada had an operating line of credit with the Bank of Montreal bearing interest at the bank's prime lending rate plus 1.75%. Maximum borrowing in 2003 of $500,000 Canadian Dollars, or CAD, was reduced to $200,000 CAD in 2004, and is based on receivable levels of JAMDAT Canada and is collateralized by all the present and future accounts receivable, work in progress and inventory of JAMDAT Canada, as well as certain other assets of JAMDAT Canada. At December 31, 2003 and 2004, JAMDAT Canada had available borrowings of up to $59,000 ($77,000 CAD) and $166,000 ($200,000 CAD), respectively, and $326,000 ($423,000 CAD) and $0 outstanding, respectively, under this credit facility. The credit facility requires JAMDAT Canada to maintain certain financial and non-financial covenants, the most restrictive of which is maintaining minimum working capital and debt to net tangible asset ratios. JAMDAT Canada was in compliance with these covenants at December 31, 2003 and 2004. JAMDAT Mobile Inc. guarantees JAMDAT Canada's obligations to the Bank of Montreal.

        JAMDAT Canada has a fixed asset loan with the Bank of Montreal bearing interest at the bank's prime lending rate plus 3%. The loan is collateralized by certain assets of JAMDAT Canada and is payable through February 2006. JAMDAT Mobile Inc. guarantees JAMDAT Canada's obligations to the Bank of Montreal under the loan. The loan agreement requires JAMDAT Canada to maintain certain financial and non-financial covenants, the most restrictive of which is maintaining minimum working capital and debt to net tangible asset ratios. JAMDAT Canada is in compliance with these covenants at December 31, 2003 and 2004. As of December 31, 2003 and 2004, the outstanding principal balance of the loan was approximately $28,000 and $16,000, respectively.

        We entered into a promissory note payable agreement as purchase consideration related to the acquisition of Hexacto. The non-interest bearing principal balance on the note was $819,000, and it had a discounted carrying value of $793,000 at December 31, 2003. In addition to this amount, the note also includes up to $1,000,000 of contingent consideration related to the acquisition based on the achievement of certain revenue milestones in 2003 for Hexacto as set forth in the purchase agreement. In June 2004, we paid the entire balance of the notes payable including accrued interest amounting to $1,837,000 to the selling shareholders of Hexacto.

        In connection with the acquisition of Hexacto, we also assumed a note payable which was originally an obligation of the seller. The uncollateralized obligation is repayable in monthly principal payments of $6,588 through August 2005. As of December 31, 2003 and December 31, 2004, the outstanding principal balance of the note was approximately $83,000 and $50,000, respectively.

        As of December 31, 2004, the remaining principal payments related to our notes payable obligations are as follows (in thousands):

Years Ending December 31,
2005	$64
2006	2
2007	—

$66

  Proceeds of Initial Public Offering

        We completed our initial public offering on October 4, 2004. In the offering, we sold an aggregate of 4,390,781 shares of our common stock, including shares subject to the over-allotment option, at a price to the public of $16.00 per share. The aggregate gross proceeds to us from the public offering were approximately $70.3 million. We incurred expenses of approximately $7.2 million, of which approximately $4.9 million represented underwriting discounts and commissions and approximately $2.3 million represented expenses related to the offering. Net proceeds to us from the offering were $63.1 million. We received the net proceeds on October 4, 2004, $5.6 million of which was used to finance the Downtown Wireless acquisition and additional amounts of which were used to extend certain license agreements. The remaining proceeds are, as of March 18, 2005, invested in cash and short term investments.

        We intend to use the net proceeds from our initial public offering primarily for working capital and general corporate purposes. The amounts that we actually expend for working capital and other general corporate purposes will vary significantly depending on a number of factors, including future revenue growth, if any, and the amount of cash that we generate from operations. As a result, we will retain broad discretion over the allocation of the net proceeds of our initial public offering. We also may use the net proceeds for the acquisition of businesses, applications and technologies. Other than as disclosed in this report, we have no current agreements or commitments for the acquisition of any businesses, products or technologies. Pending these uses, we will invest the remaining net proceeds of our initial public offering in short-term, interest bearing, investment grade securities.

Contractual Obligations

        Our major outstanding contractual obligations relate to our non-cancelable operating leases, notes payable and guaranteed royalties. We have no long-term obligations of more than five years. We have summarized in the table below our fixed contractual cash obligations as of December 31, 2004 (in thousands).

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable	$66	$64	$2	$—	$—
Non-cancelable operating leases	3,040	958	2,018	64	—
Guaranteed royalties	2,602	1,162	1,440	—	—

Total	$5,708	$2,184	$3,460	$64	$—

Off-Balance Sheet Arrangements

        We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts, or any other off-balance sheet arrangements.

Recent Accounting Pronouncements

        In June 2004, the Financial Accounting Standards Board, or the FASB, issued Emerging Issues Task Force Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. We adopted EITF 02-14 during the fourth quarter of 2004. Adoption of EITF 02-14 did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In March 2004, the EITF reached consensus on EITF Issue No. 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which provides guidance on determining when an investment is considered impaired, whether that investment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. In September 2004, the FASB delayed the effective date for the measurement and recognition criteria contained in EITF 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The adoption of EITF 03-1 is not expected to have a material impact on our results of operations and financial position.

        In December 2004, the FASB revised SFAS No. 123 (SFAS 123R), "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for our consolidated financial statements is our third fiscal quarter in 2005.

        Upon its adoption, SFAS 123R will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants rather than disclose the impact on our consolidated net income within our footnotes as is our current practice. The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. Compensation expense calculated under SFAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS 123R, we may choose to use a different valuation model to value the compensation expense associated with employee stock options.

Factors That May Affect Future Results of Operations

        You should consider carefully the following risks described below, together with the other information contained in this report and in our other public filings in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

  Risks Related to Our Business

We have a history of losses, have only recently become profitable and may not sustain or increase profitability in the future.

        For the year ended December 31, 2003, we had a net loss of approximately $7.1 million and an accumulated deficit of approximately $20.1 million. In 2004, we attained profitability but continue to carry an accumulated deficit of $18.4 million. We cannot be certain that our recent profitability will be sustainable, and if we fail to sustain our profitability, the market price of our common stock will likely decline.

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

We currently rely on wireless carriers, in particular, Verizon Wireless, Sprint PCS and Cingular/AT&T Wireless, to generate our revenues. The loss of any of these relationships, or a material change in any of them, could materially harm our business.

        For the year ended December 31, 2004, we received approximately 38% of our revenues from subscribers of Verizon Wireless and 15% of our revenues from subscribers of Sprint PCS with average outstanding accounts receivable balances of $3.7 million and $0.4 million, respectively. For the year ended December 31, 2003, we received approximately 50% of our revenues from subscribers of Verizon Wireless and approximately 18% of our revenues from subscribers of Sprint PCS with average outstanding accounts receivable balances of $1.6 million and $0.2 million, respectively. In October 2004, the FCC approved the Cingular/AT&T Wireless merger. If the merger had been completed prior to 2004, revenue from the combined company would have represented 13% of our revenues for the year ended December 31, 2004. We expect that we will continue to generate a significant portion of our revenues through a limited number of carriers for the foreseeable future, although these carriers may vary from period to period. A significant portion of our outstanding accounts receivable are with Verizon Wireless, Sprint PCS and Cingular/AT&T Wireless, which results in a concentration of our credit risk. If any of Verizon Wireless, Sprint PCS or Cingular/AT&T Wireless is unable to fulfill its payment obligations to us under our carrier agreements with them, our revenues could decline significantly.

        Our carrier agreements are not exclusive and generally have a limited term of one or two years with evergreen, or automatic renewal, provisions upon expiration of the initial term. These agreements set out the terms of our distribution relationships with the carriers but generally do not obligate the carriers to market or distribute any of our applications. In addition, the carriers can often terminate these agreements early, and in some instances, at any time, without cause.

        Many other factors outside our control could impair our ability to generate revenue through our wireless carriers generally, including the following:

  •
  a carrier's preference for the applications of our competitors over our applications;

  •
  a carrier's decision to offer its own competing entertainment applications;

  •
  a carrier's decision to discontinue the sale of our applications, or altogether discontinue sales of applications such as ours;

  •
  a carrier's decision to offer entertainment applications to its subscribers for free;

  •
  a carrier's network encountering technical problems that disrupt the delivery of or billing for our applications;

  •
  a carrier's decision to restrict or alter subscription or other terms for purchasing our applications;

  •
  a carrier's decision to increase the fees it charges to market and distribute our applications, thereby increasing its own revenues and decreasing our share of revenues; or

  •
  consolidation among wireless carriers.

        If any of our wireless carriers decides not to market or distribute our applications or decides to terminate or not renew its agreement with us or if there is consolidation among carriers generally, we may be unable to replace the affected agreements with acceptable alternatives, causing us to lose access to subscribers, which could materially harm our business, operating results and financial condition.

        Wireless carriers generally control the price charged for our applications either by approving the price of our applications or by establishing the price charged to their wireless subscribers. Some of our carrier agreements may also restrict our ability to change prices. In cases where carrier approval is required, approvals may not be granted in a timely manner or at all. A failure or delay in obtaining these approvals, or the price established by the carriers for our applications, could adversely affect market acceptance of our applications.

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

        Currently, we consider our primary global competitors to be Disney, Electronic Arts, Gameloft, Infospace, Mforma, Namco, Sony Pictures, Sorrent, THQ Wireless, VeriSign and Yahoo!. We also consider Blue Lava to be a competitor in the U.S. market. In the future, likely competitors may include other major media companies, traditional video game publishers, content aggregators, wireless software providers and other pure-play wireless entertainment publishers. Wireless carriers may also decide to develop and distribute their own wireless entertainment applications. If carriers enter the wireless entertainment applications market, they might refuse to distribute some or all of our applications or may deny us access to all or part of their networks.

        Some of our competitors' advantages over us include the following:

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

        We depend on the continued contributions of our senior management and other key personnel and, in particular, Mitch Lasky, our chief executive officer. The loss of the services of any of our executive officers or other key employees could harm our business. All of our U.S. executive officers and key employees are at-will employees. However, some of our key employees in our international offices have employment agreements for a term. None of our U.S. employees is bound by a contractual non-competition agreement, which could make us vulnerable to recruitment efforts by our competitors. Internationally, we may experience difficulty in enforcing our agreements with our employees and contractors generally. We only maintain a key person life insurance policy on Mr. Lasky. Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance, marketing and creative personnel. Qualified individuals are in high demand, and we may incur significant costs to attract them. If we are unable to attract or retain the personnel we need to succeed, our business may suffer.

        Competition for senior management personnel in our industry both in the United States and abroad is intense and we may not be able to retain our senior management personnel or attract and retain new personnel in the future. In addition, volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, substantially vested in their initial restricted stock, or stock option, grants. Employees may be more likely to leave us if their owned shares or the shares underlying their options have significantly appreciated in value relative to the original purchase price of the shares or the option exercise price.

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

        The planned timing or introduction of new applications is subject to risks and uncertainties. Unexpected technical, operational, deployment, distribution or other problems could delay or prevent the introduction of new applications, which could result in a loss of, or delay in, revenues or damage to our reputation and brand. If any of our applications is introduced with defects, errors or failures, we could experience decreased sales, loss of customers and damage to our reputation and brand. In addition, new applications may not achieve sufficient market acceptance to offset the costs of development. Our success depends, in part, on unpredictable and volatile factors beyond our control, including customer preferences, competing applications and the availability of other entertainment activities. A shift in mobile phone usage or the entertainment preferences of our customers could cause a decline in our applications' popularity that could materially reduce our revenues and harm our business.

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

        We believe that establishing and maintaining our brand is critical to retaining and expanding our customer base. Promotion of our brand will depend on our success in providing high-quality wireless entertainment applications. However, such success will depend, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our wireless carriers fail to provide quality service, our customers' ability to access our applications may be interrupted, which may adversely affect our brand. If our customers and carriers do not perceive our existing products and services as high quality, or if we introduce new applications that are not favorably received by our customers and carriers, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand may be costly. It will also involve extensive management time to execute successfully. Further, the markets in which we operate are highly competitive and many of our competitors, such as Disney, Electronic Arts and Sony Pictures, already have substantially more brand recognition than we do. If we fail to successfully increase brand awareness and consumer recognition of our applications, our potential revenues could be limited, our costs could increase and our business could suffer.

We depend on our JAMDAT Bowling applications for a significant portion of our revenues.

        In each of the years ended December 31, 2003 and 2004, we generated approximately 25% and 21%, respectively, of our revenues from our JAMDAT Bowling applications. We expect to continue to derive a substantial portion of our revenues from our JAMDAT Bowling applications. If our JAMDAT

Bowling applications are not successful in the future or we are unable to develop new applications that are as successful, our future revenues could be limited and our business may suffer.

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

        Our licenses with the major North American professional sports leagues are non-exclusive. We face significant competition from third parties that may develop applications based on these professional sports leagues which compete with our applications.

        Competition for licenses may also increase the advances, guarantees and royalties that we must pay to our licensors, which could significantly increase our costs. Failure to maintain our existing licenses or obtain additional licenses with significant commercial value could impair our ability to introduce new applications or continue our current applications, which could materially harm our business. In the year ended December 31, 2004, our revenues derived from applications branded with the intellectual properties of our three largest licensors, PopCap Games, Activision and New Line Productions, together accounted for approximately 34% of our revenues.

If our independent, third party developers cease development of new applications for us and we are unable to find comparable replacements, our competitive position may be adversely impacted.

        We rely on independent third party developers to develop many of our entertainment applications, which subjects us to the following risks:

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

        We rely on our carriers' networks to deliver our applications to our customers and on their billing systems to track and account for the downloading of our applications. In certain circumstances, we also rely on our servers to deliver applications on demand to our customers through their wireless carriers' networks. Any failure of, or technical problem with, the carriers' or our billing and delivery systems, information systems or communications networks could result in the inability of our customers to download our applications or prevent the completion of billing for an application. If any of these systems fails, there is an interruption in the supply of power, an earthquake, fire, flood or other natural disaster, or an act of war or terrorism, our customers may be unable to access our applications. Any failure of, or technical problem with, the carriers' or our systems could cause us to lose customers or revenues or incur substantial repair costs and distract management from operating our business. From time to time, we have experienced limited failures with our carriers' billing and delivery systems and communication networks. If these billing and delivery failures or technical problems were to continue for a prolonged period of time, they could reduce our sales, increase costs or result in a loss of customers.

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

        We may selectively pursue strategic acquisitions, any of which could be material to our business, operating results and financial condition. Future acquisitions could divert management's time and focus from operating our business. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures associated with integrating employees from the acquired company into our organization and integrating each company's accounting, management information, human resources and other administrative systems to permit effective management.

        Some or all of these risks may be realized as a result of our acquisition of Downtown Wireless in January 2005. If the anticipated benefits of this acquisition do not materialize, we experience difficulties integrating Downtown Wireless or other unanticipated problems arise, our business may be harmed.

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

        An important element of our business strategy is the expansion of our international sales by targeting markets, such as Europe and Asia, where we believe acceptance of our applications is likely. We expect international sales to be an important component of our revenues. International sales represented approximately 20% of our revenues for the year ended December 31, 2004 and approximately 22% of our revenues for the year ended December 31, 2003, of which sales in Canada represented approximately 4% of our revenues for the year ended December 31, 2004 and approximately 10% of our revenues for the year ended December 31, 2003. Risks affecting our international operations include:

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

        In addition, we have two patent applications pending in the United States, one of which is also pending in Canada, Japan, India and Europe, but we cannot be certain that the prosecution of these applications will result in any issued patents.

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

        For example, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. Several regulatory agencies and entities are considering regulatory changes that could make it more difficult or expensive for us to grant stock options to employees. For example, the Financial Accounting Standards Board has recently released FAS 123R that will require us to record a charge to earnings for employee stock option grants. In addition, regulations implemented by the Nasdaq National Market generally require stockholder approval for all stock option plans, which could make it more difficult or expensive for us to grant stock options to employees. We may, as a result of these changes, incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, operating results and financial condition.

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

Next-generation mobile phones may significantly reduce or eliminate the wireless carriers' control over delivery of our applications, and force us to further rely on alternative sales channels which, if not successful, could require us to significantly increase our sales and marketing expenses.

        A significant portion of our applications are currently sold through the branded e-commerce services of wireless carriers. We have invested significant resources developing this sales channel. However, a small number of mobile phone models currently available include operating systems that allow consumers to browse the Internet and, in some cases, download applications from sources other than a carrier's branded e-commerce service. These so-called "open operating systems" include Microsoft Smartphone, Symbian, Palm OS and Linux. In addition, the development of other application delivery mechanisms such as premium-SMS will enable consumers to download applications without having to access the carrier's branded e-commerce service. Increased use by consumers of open operating system handsets or premium-SMS delivery systems will enable them to bypass wireless carriers' branded e-commerce services and could reduce the market power of wireless carriers. This could force us to further rely on alternative sales channels where we may not be as successful selling our applications, and could require us to significantly increase our sales and marketing expenses.

Actual or perceived security vulnerabilities in mobile phones could adversely affect our revenues.

        Maintaining the security of mobile phones and wireless networks is critical for our business. There are individuals and groups who develop and deploy viruses, worms and other malicious software programs that may attack wireless networks and mobile phones. Security experts have identified a computer "worm" program, entitled "Cabir," that targets mobile phones running on the Symbian operating system. In March 2005, another worm that uses a combination of Bluetooth and MMS technologies to target mobile phones running on the Symbian operating system, identified as "Commwarrior.A," was discovered by security experts. While neither of these worms has been widely released or presents an immediate risk to our business, we believe future threats could lead some customers to seek to return our applications, reduce or delay future purchases or reduce or delay the use of their mobile phones. Wireless carriers and mobile phone manufacturers may also increase their expenditures on protecting their wireless networks and mobile phone products from attack, which could delay adoption of new mobile phone models. Any of these activities could adversely affect our revenues.

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

        Immediately following the consummation of our initial public offering on October 4, 2004, we had 19,749,942 shares of common stock outstanding, of which 6,382,500 shares were sold in the offering and are freely tradable without restriction or further registration under the Securities Act, unless purchased by our "affiliates," as such term is defined under the Securities Act, in which case such shares will be subject to the resale limitations but not the holding period requirements of Rule 144 under the Securities Act. In connection with our public offering, we and our executive officers and directors, the selling stockholders and substantially all of our other stockholders, option holders and warrant holders, entered into 180-day lock-up agreements with the underwriters, which expired on March 27, 2005. Holders of 5,592 shares, in the aggregate, and a holder of warrants to purchase 4,000 shares were not subject to a lock-up agreement. The lock-up agreements prohibited each of us from selling or otherwise disposing of our shares of common stock except in limited circumstances. Now that the lock-up agreements have expired, these shares of our common stock will be available for sale into the public market, subject to applicable securities laws, which could reduce the market price for shares of our common stock.

        Under our Second Amended and Restated Investors' Rights Agreement, some of our stockholders have customary demand and piggyback registration rights. In addition, we intend to file a registration statement under the Securities Act to register an aggregate of up to 4,166,666 shares of our common stock reserved for issuance under our 2004 Equity Incentive Plan, or 2004 Stock Plan, which will, when issued in accordance with such plans, be eligible for immediate sale in the public market. The 3,804,837 shares reserved for issuance under our Amended and Restated 2000 Stock Incentive Plan became available for sale under Rule 144 within 90 days of the date of our offering. We recently issued 34,635 shares of our restricted common stock in connection with our acquisition of Downtown Wireless, and may issue our common stock in connection with other acquisitions or investments in the future. The perception of investors that a large number of shares may enter the market when prices rise could depress the market price for our common stock.

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid or at all.

        Our common stock has only been traded publicly for a short period of time. We cannot predict the extent to which a trading market will develop in the future or how liquid that market might become.

The trading price of our common stock could be subject to wide fluctuations due to the factors discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations" section and elsewhere in this report. In addition, the stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations. Current trading prices and valuations may not be sustainable. Investor sentiment towards the market and our industry may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against such companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

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

        As a public company, we have incurred increased costs and will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and the Nasdaq National Market, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of being a public company, we are required to maintain additional board committees and adopt policies regarding internal controls and disclosure controls and procedures. In addition, we have and will continue to incur additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, but we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Concentration of ownership among our existing executive officers, directors and related principal stockholders may prevent new investors from influencing significant corporate decisions and may result in a lower trading price for our common stock than if ownership of our common stock was less concentrated.

        As of March 18, 2005, our executive officers, directors and related principal stockholders beneficially owned, in the aggregate, approximately 52% of our outstanding common stock. As a result, these stockholders, acting together, could have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our executive officers, directors and related principal stockholders. For example, our executive officers, directors and related principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of common stock ownership may adversely affect the market price for our common stock because investors often perceive disadvantages in owning stock in companies with a concentration of ownership in a few stockholders.

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

  •
  Our stockholders may not act by written consent. As a result, a holder or holders controlling a majority of our capital stock will not be able to take certain actions without holding a stockholders' meeting.

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

  •
  Our bylaws provide that special meetings of the stockholders can be called only by the board of directors, the chairman of the board or the president, and not by any stockholders. Our bylaws also prohibit the conduct of any business other than as specified in the notice of special meeting or as otherwise brought before the meeting by the board of directors. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of our company.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        At December 31, 2003 and 2004, we had $2.4 million and $0.1 million, respectively, of fixed rate debt that was subject to risks related to adverse changes in market rates. We do not believe that a change of one percent in interest rates would have a material impact on our results of operations or financial condition. Our other exposure to risk for changes in interest rates relates primarily to our investments in short-term financial instruments. Investments in both fixed rate and floating rate interest earning instruments carry some interest rate risk. The fair value of fixed rate securities may fall due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Partly as a result of this, our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have fallen in estimated fair value due to changes in interest rates. Based on our current cash and cash equivalent balances and short-term investments, a 10% decrease in interest rates would result in more than $100,000 in decreased interest income over the course of a year.

Foreign Currency Risk

        Our international activities are primarily conducted through subsidiaries of our U.S. parent company. We are exposed to foreign currency transaction gains and losses because a significant amount of the net receivables of the U.S. parent due from its subsidiaries and international customers are denominated in currencies other than the U.S. dollar, primarily the British Pound, the Euro, the Canadian dollar and the Japanese Yen. We use the Bank of Canada published exchange rates to determine all of our foreign currency rates. Our foreign subsidiaries conduct their businesses in local currency. We have experienced immaterial foreign exchange gains or losses to date and we do not engage in any hedging activities. For the year ended December 31, 2004, approximately $7.2 million, or 20% of our total revenues, were denominated in foreign currencies, primarily the Canadian dollar and Euro. The exchange rate for the Canadian dollar to the U.S. dollar has ranged from .72 to .85 Canadian dollars per U.S. dollar for the year ended December 31, 2004 and the Euro has ranged from 1.18 to 1.36 Euro per U.S. dollar. The impact of exchange rate changes on revenue denominated in foreign currencies amounted to a net increase in revenue of approximately $0.7 million for the year ended December 31, 2004. Our net assets in our foreign operations amounted to $9.4 million as of December 31, 2004, which included $2.9 million in accounts receivable denominated in foreign currencies, and a 10% change in the foreign exchange rates would result in a $0.9 million change in our net foreign assets. However, as our foreign operations expand, we may become more vulnerable to fluctuations in foreign currency exchange rates.

ITEM 8. Financial Statements and Supplementary Data

        Financial Statements and the Report of Independent Registered Public Accounting Firm are filed with this Annual Report on Form 10-K in a separate section following Part IV, as shown on the index under Item 15(a) of this Annual Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.

Item 9A. Controls and Procedures

  Controls Evaluation and Related CEO and CFO Certifications

        Our Chief Executive Officer, Mitch Lasky, and Chief Financial Officer, Michael Marchetti, with the participation of our management, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

        We have attached as exhibits to this report the certifications of the Chief Executive Officer and the Chief Financial Officer that are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This "Controls and Procedures" section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

  Definition of Disclosure Controls and Procedures

        Disclosure controls and procedures are methods designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

  Limitations on the Effectiveness of Disclosure Controls and Procedures.

        Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving a company's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

  Changes in Internal Control over Financial Reporting

        There was no change in the Company's internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, which occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information in Item 10 is incorporated herein by reference to portions of the proxy statement for the annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2004.

Item 11. Executive Compensation

        The information in Item 11 is incorporated herein by reference to portions of the proxy statement for the annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information in Item 12 is incorporated herein by reference to portions of the proxy statement for the annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2004.

Item 13. Certain Relationships and Related Transactions

        The information in Item 13 is incorporated herein by reference to portions of the proxy statement for the annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2004.

Item 14. Principal Accountant Fees and Services

        The information in Item 14 is incorporated herein by reference to portions of the proxy statement for the annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2004.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Page
(a)(1)	Financial statements required by Item 15 of this form are filed as a part of this report following Part IV
	Report of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets	F-3
	Consolidated Statements of Operations	F-4
	Consolidated Statements of Changes in Stockholders' (Deficit)/Equity	F-5
	Consolidated Statements of Cash Flows	F-6
	Notes to Consolidated Financial Statements	F-7
(2)	Schedule required by Regulation S-X is filed as an exhibit to this report:
II. Valuation and Qualifying Accounts and Reserves

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements and the notes thereto.

(3)	Exhibits
Exhibit No.	Description
2.1	Purchase Agreement, dated January 5, 2005, by and among JAMDAT Mobile Inc., Downtown Wireless, LLC, John Cibulski, James Coriston, Jr. and Ruben Sandoval.(5)
3.1	Restated Certificate of Incorporation of JAMDAT Mobile Inc., as filed with the Secretary of State of the State of Delaware on September 28, 2004.(4)
3.2	Amended and Restated Bylaws of JAMDAT Mobile Inc., effective as of October 4, 2004.(4)
4.1	Second Amended and Restated Investors' Rights Agreement, dated October 24, 2003, by and among JAMDAT Mobile Inc. and certain investors.(1)
4.2	Fourth Amended and Restated Voting Agreement, dated October 24, 2003.(1)
4.3	Form of common stock certificate.(3)
10.1	Loan and Security Agreement, dated July 13, 2001, by and between Silicon Valley Bank and JAMDAT Mobile Inc.(1)
10.2.1	Lending Agreements by and between JAMDAT Mobile (Canada) ULC and Bank of Montreal, and amendments thereto (translation of French original).(3)
10.2.2	Movable Hypothec by and between JAMDAT Mobile (Canada) ULC and Bank of Montreal (translation of French original).(3)
10.2.3	Grant of Security under sec. 427(1) of the Bank Act dated August 8, 2002 (translation of French original).(3)
10.2.4	Agreement Guarantee of Indebtedness of an Incorporated Company by and between JAMDAT Mobile (Canada) ULC and Bank of Montreal (translation of French original).(3)
10.2.5	Agreement as to Loans and Advances and Security therefor by and between JAMDAT Mobile (Canada) ULC and Bank of Montreal dated August 8, 2002 (translation of French original).(3)

10.2.6	Application for Credit and Promise to Give Bills of Lading, Warehouse Receipts, or Security under Section 427 of the Bank Act dated August 8, 2002 (translation of French original).(3)
10.2.7	Application for Credit and Promise to Give Bills of Lading, Warehouse Receipts, or Security under Section 427 of the Bank Act dated 2003 (translation of French original).(3)
10.3	Series C Preferred Stock Purchase Agreement, dated August 30, 2002, by and among JAMDAT Mobile Inc. and certain investors.(1)
10.4	Series D Preferred Stock Purchase Agreement, dated October 24, 2003, by and among JAMDAT Mobile Inc. and certain investors.(1)
10.5	Indemnification Agreement, dated February 26, 2001, by and among JAMDAT Mobile Inc. and certain of its directors and investors.(1)
10.6	Amendment to Indemnification Agreement, dated August 30, 2002, by and among JAMDAT Mobile Inc. and certain of its directors and investors.(1)
10.7	Second Amendment to Indemnification Agreement, dated October 24, 2003, by and among JAMDAT Mobile Inc. and certain of its directors and investors.(1)
10.8	Warrant issued to Silicon Valley Bank, dated July 13, 2001.(1)
10.9	Warrant issued to Electronic Arts Inc., dated September 10, 2001, and amendment thereto.(1)
10.10
Office Lease Agreement, dated November 11, 2002, by and between CA-Sepulveda Center Limited Partnership (successor in interest to EOP-Sepulveda Center, L.L.C.) and JAMDAT Mobile Inc., and amendments thereto.(1)
10.11	Lease Agreement, dated September 26, 2003, by and between Investissement Saint-Nicolas Enr. and JAMDAT Mobile (Canada) ULC.(1)
10.12
Deposit Deed, dated October 27, 2003, by and between University of Surrey and JAMDAT Mobile (UK) Ltd. and License Agreement, dated November 24, 2003, by and between University of Surrey and JAMDAT Mobile (UK) Ltd.(1)
10.13	Lease Agreement, dated March 25, 2004, by and between JAMDAT Mobile (Japan) Inc. and Unimat Fudosan KK (translation of Japanese original).(1)
10.14†	Sale Bonus Agreement, dated July 14, 2003, by and among JAMDAT Mobile Inc., JAMDAT Mobile (UK) and Juan Montes.(2)
10.15†	Service Agreement, dated May 22, 2003, by and among JAMDAT Mobile Inc., JAMDAT Mobile (UK) and Juan Montes.(1)
10.16†	Form of Severance Agreement for Executive Officers, dated February 28, 2003.(1)
10.17†	Appointment Agreement, dated April 1, 2004, by and between JAMDAT Mobile (Japan) Inc. and Toshi Iwata.(1)
10.18†	Executive Employment Agreement, dated July 3, 2003, by and between JAMDAT Mobile (Canada), ULC and Alexandre Taillefer.(1)
10.19†	JAMDAT Mobile Inc. Amended and Restated 2000 Stock Incentive Plan, as amended and restated April 20, 2004.(1)
10.20†	JAMDAT Mobile Inc. 2004 Equity Incentive Plan.(3)

10.21	BREW Application License Agreement, by and between Cellco Partnership d/b/a Verizon Wireless and JAMDAT Mobile Inc.(1)
10.22*	Wireless Internet Service Agreement, dated May 17, 2002, by and between Sprint Spectrum L.P. doing business as Sprint PCS and JAMDAT Mobile Inc., and amendments thereto.(4)
10.23*	BREW Publisher Agreement, dated November 12, 2001, by and between QUALCOMM Incorporated and JAMDAT Mobile Inc.(4)
10.24	Lease Deed, dated July 30, 2004, by and between Sri K. Ravi Kumar Reddy and JAMDAT Mobile (India) Private Limited.(2)
10.25†	Form of Director and Officer Indemnification Agreement, by and among JAMDAT Mobile Inc. and certain of its directors and officers.(4)
14.1**	Code of financial ethics.
21.1**	Subsidiaries of the registrant.
31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**
Filed herewith.

*
Confidential treatment requested as to certain portions of this Exhibit.

†
Management contract or compensatory plan or arrangement.

(1)
Incorporated by reference from the Company's Registration Statement on Form S-1, File No. 333-117127, as filed on July 2, 2004.

(2)
Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-1, File No. 333-117127, as filed on August 19, 2004.

(3)
Incorporated by reference from Amendment No. 2 to the Company's Registration Statement on Form S-1, File No. 333-117127, as filed on September 7, 2004.

(4)
Incorporated by reference from Amendment No. 4 to the Company's Registration Statement on Form S-1, File No. 333-117127, as filed on September 24, 2004.

(5)
Incorporated by reference from the Company's Current Report on Form 8-K/A, as filed on March 21, 2005.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

        Date: March 30, 2005

JAMDAT MOBILE INC.
/s/ MITCH LASKY Mitch Lasky Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Each person whose signature appears below hereby authorizes Mitch Lasky and Michael Marchetti, or either of them, as attorneys-in-fact to sign on his behalf, individually, and in the capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Name	Title	Date

/s/ MITCH LASKY Mitch Lasky	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 30, 2005
/s/ MICHAEL MARCHETTI Michael Marchetti	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2005
/s/ J. WILLIAM GURLEY J. William Gurley	Director	March 30, 2005
/s/ PAUL VAIS Paul Vais	Director	March 30, 2005
/s/ RAJIV DUTTA Rajiv Dutta	Director	March 30, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of JAMDAT Mobile Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of JAMDAT Mobile Inc. and its subsidiaries (the "Company") at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed on the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
February 24, 2005

JAMDAT Mobile Inc.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	As of December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$11,133	$31,395
Restricted cash	830	11
Short-term investments	—	33,523
Accounts receivable, net of allowance for doubtful accounts of $72 and $75, respectively	4,726	12,927
Prepaid expenses and other current assets	608	1,849
Prepaid royalties	555	2,114

Total current assets	17,852	81,819
Property and equipment, net	834	1,998
Goodwill	3,789	4,081
Intangible assets, net	450	226
Other non-current assets	154	2,490

Total assets	$23,079	$90,614

Liabilities, Convertible Redeemable Preferred Stock and Stockholders' (Deficit)/Equity
Current liabilities:
Accounts payable	$544	$1,185
Accrued expenses and other liabilities	2,399	2,929
Deferred revenue	819	97
Current portion of notes payable	2,327	64

Total current liabilities	6,089	4,275
Notes payable, net of current portion	61	2

Total liabilities	6,150	4,277

Commitments and contingencies (See Note 18)
Convertible redeemable preferred stock, par value $0.0001, 33,941,655 shares authorized, issued and outstanding at December 31, 2003 and no shares authorized, issued and outstanding at December 31, 2004	32,608	—
Stockholders' (deficit) equity:
Common stock, $0.0001 par value; 70,000,000 shares authorized at December 31, 2003 and December 31, 2004; 4,082,981 and 20,541,712 shares issued and outstanding at December 31, 2003 and 2004, respectively	1	2
Additional paid-in capital	5,845	106,812
Notes receivable from stockholders	(536)	—
Deferred stock-based compensation	(940)	(2,745)
Accumulated other comprehensive income	99	648
Accumulated deficit	(20,148)	(18,380)

Total stockholders' (deficit)/equity	(15,679)	86,337

Total liabilities, convertible redeemable preferred stock and stockholders' (deficit)/equity	$23,079	$90,614

The accompanying notes are an integral part of these consolidated financial statements.

JAMDAT Mobile Inc.

Consolidated Statements of Operations

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2002	2003	2004
Revenues(1)	$1,592	$13,470	$36,566
Cost of Revenues	1,097	1,998	6,957

Gross profit (loss)	495	11,472	29,609

Operating Expenses:
Research and development	3,995	7,338	12,614
Selling and marketing	1,023	3,245	5,501
General and administrative	1,876	3,889	7,151
Acquired in-process research and development	—	103	—
Stock-based compensation(2)	90	4,030	3,019

Total operating expenses	6,984	18,605	28,285

Income (loss) from operations	(6,489)	(7,133)	1,324
Interest and other income (expense), net	52	77	444

Net income (loss)	$(6,437)	$(7,056)	$1,768

Other comprehensive income (loss):
Foreign currency translation adjustments	—	99	549

Comprehensive income (loss)	$(6,437)	$(6,957)	$2,317

Net income (loss) per common share:
Basic	$(3.33)	$(2.67)	$0.24

Diluted	$(3.33)	$(2.67)	$0.20

Weighted average shares used in computing net income (loss) per common share:
Basic	1,932,900	2,643,825	7,402,188

Diluted	1,932,900	2,643,825	8,878,727

(1)
Includes revenues from a related party amounting to $410, $2,462, $5,530, respectively, for the years ended December 31, 2002, 2003 and 2004. See Note 19.

(2)
Stock-based compensation charges are excluded from the following operating expense categories:

Research and development	$21	$1,153	$784
Selling and marketing	14	767	898
General and administrative	55	2,110	1,337

Total	$90	$4,030	$3,019

The accompanying notes are an integral part of these consolidated financial statements.

JAMDAT Mobile Inc.

Consolidated Statements of Stockholders' (Deficit)/Equity

(Dollars in thousands, except share data)

	Common Stock			Notes Receivable from Stockholders
			Additional Paid-in Capital		Deferred Stock-based Compensation	Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2001	3,401,598	1	714	(253)	(253)	—	(6,655)	(6,446)
Issuance of restricted common stock to employees	861,718	—	275	(237)	—	—	—	38
Repurchase of restricted common stock	(235,001)	—	(27)	34	—	—	—	7
Deferred stock-based compensation on common stock	—	—	29	—	(29)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	90	—	—	90
Value assigned to warrant issued in connection with a license agreement	—	—	12	—	—	—	—	12
Net loss	—	—	—	—	—	—	(6,437)	(6,437)

Balance at December 31, 2002	4,028,315	1	1,003	(456)	(192)	—	(13,092)	(12,736)

Issuance of restricted common stock to employees	58,188	—	19	—	—	—	—	19
Repurchase of restricted common stock	(3,522)	—	(1)	—	—	—	—	(1)
Deferred stock-based compensation on common stock	—	—	4,778	—	(4,778)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	4,030	—	—	4,030
Value assigned to warrant issued in connection with a license agreement	—	—	46	—	—	—	—	46
Interest income from notes receivable from stockholders	—	—	—	(80)	—	—	—	(80)
Effect of changes in foreign currencies	—	—	—	—	—	99	—	99
Net loss	—	—	—	—	—	—	(7,056)	(7,056)

Balance at December 31, 2003	4,082,981	1	5,845	(536)	(940)	99	(20,148)	(15,679)

Issuance of restricted common stock to employees	438,102	—	205	(170)	—	—	—	35
Issuance of common stock through exercise of warrant	315,972	—	270	—	—	—	—	270
Issuance of common stock through initial public offering	4,390,781	—	63,061	—	—	—	—	63,061
Conversion of convertible redeemable preferred stock to common stock	11,313,876	1	32,607	—	—	—	—	32,608
Deferred stock-based compensation on common stock	—	—	4,824	—	(4,824)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	3,019	—	—	3,019
Repayment of notes receivable from stockholders	—	—	—	724	—	—	—	724
Interest income from notes receivable from stockholders	—	—	—	(18)	—	—	—	(18)
Effect of changes in foreign currencies	—	—	—	—	—	549	—	549
Net income	—	—	—	—	—	—	1,768	1,768

Balance at December 31, 2004	20,541,712	2	106,812	—	(2,745)	648	(18,380)	86,337

The accompanying notes are an integral part of these consolidated financial statements.

JAMDAT Mobile Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income (loss)	$(6,437)	$(7,056)	$1,768
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	238	483	1,000
Acquired in-process research and development	—	103	—
Stock-based compensation and warrant amortization	102	4,076	3,019
Non cash interest income, net	—	(50)	(23)
Provision for bad debts, net	—	72	21
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(956)	(3,335)	(7,977)
Prepaid expenses and other assets	(72)	(423)	(1,472)
Prepaid royalties	83	(159)	(3,276)
Accounts payable and accrued expenses	148	2,025	1,294
Deferred revenue	300	519	(723)

Net cash used in operating activities	(6,594)	(3,745)	(6,369)

Cash flows from investing activities:
Purchases of property and equipment	(287)	(464)	(1,820)
Restricted cash	791	(771)	819
Purchases of short-term investments	—	—	(49,873)
Sales of short-term investments	—	—	16,350
Business acquisition and investments	—	(2,566)	(500)

Net cash provided by (used in) investing activities	504	(3,801)	(35,024)

Cash flows from financing activities:
Net bank facilities repayments	(126)	(362)	(539)
Proceeds from issuance of convertible preferred stock, net	8,000	10,908	—
Proceeds from issuance of restricted common stock	38	18	764
Proceeds from initial public offering, net	—	—	63,061
Proceeds from issuance of common stock upon exercise of warrants	—	1	270
Repurchase of restricted stock	7	(1)	—
Payment of note payable	—	—	(1,866)

Net cash provided by financing activities	7,919	10,564	61,690

Effect of exchange rate changes on cash	—	73	(35)
Net increase in cash and cash equivalents	1,829	3,091	20,262
Cash and cash equivalents, beginning of period	6,213	8,042	11,133

Cash and cash equivalents, end of period	$8,042	$11,133	$31,395

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$24	$26	$60

Cash paid during the period for taxes	$1	$1	$118

Supplemental disclosure of non-cash financing activities:
Issuance of restricted common stock for notes receivable	$237	$—	$170

Issuance of warrant in connection with license agreement	$12	$46	$—

Cashless exercise of warrants	$—	$—	$687

Interest income from notes receivable	$—	$80	$23

Conversion of preferred stock to common stock	$—	$—	$32,700

Acquisition financed with note payable	$—	$1,819	$—

The accompanying notes are an integral part of these consolidated financial statements.

JAMDAT Mobile Inc.

Notes to Consolidated Financial Statements

1.     The Company and Liquidity and Capital Resources

The Company

        JAMDAT Mobile Inc., a Delaware corporation (the "Company"), is a publisher of wireless entertainment applications, primarily games, for mobile phones. The Company's applications are developed internally as well as through external third-party developers and are distributed through wireless carriers around the world. The Company commenced operations in March 2000 as a majority owned subsidiary of eCompanies Wireless Enterprises LLC ("eCompanies"). In connection with the issuance of Series B Preferred Stock in February 2001, the Company no longer was majority owned by eCompanies.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of JAMDAT Mobile Inc. and its wholly-owned subsidiaries, JAMDAT Mobile (Canada Holdings) Inc., JAMDAT Mobile (Canada) ULC ("JAMDAT Canada"), JAMDAT Mobile (UK) Ltd., JAMDAT Mobile (Japan) Inc., JAMDAT Mobile (India Holdings) Inc. and JAMDAT Mobile (India) Private Limited. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to collectibility of customer accounts, the value assigned to and estimated useful lives of long-lived assets, the realization of tax assets and estimates of tax liabilities, valuation of equity securities and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents and Short-Term Investments

        The Company considers all highly liquid investments with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market instruments, certificates of deposit and short-term investments with original maturities of not more than 90 days.

        Short-term investments generally mature within 90 days and one year. Short-term investments also include auction rate securities with interest reset periods of less than a year. The specific identification method is used to determine the cost of securities disposed with realized gains and losses reflected in interest and other income (expense), net.

Restricted Cash

        Restricted cash includes short-term certificates of deposits that are legally restricted as to withdrawal under the Company's letter of credit agreements with a financial institution. The letter of credit agreements were established to collateralize certain commitments of the Company. At

December 31, 2003, restricted cash consisted of a letter of credit to secure a note payable related to the acquisition of Jeux Hexacto Inc., ("Hexacto") (see Note 3) which was paid in full in June 2004. At December 31, 2004, restricted cash was $11,000.

Investments in Debt and Equity Securities

        The Company accounts for its short-term investments in debt and equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and Emerging Issues Task Force ("EITF") Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." These investments are comprised of readily marketable commercial paper, debt instruments of the U.S. government and its agencies, corporate debt securities and auction rate debt and preferred securities. All short-term investments are classified as available for sale and are carried at fair value. Unrealized gains and losses on available-for-sale securities would be reported in comprehensive (loss) income, however, at December 31, 2004, the fair value of the available-for-sale securities approximated cost. Realized gains and losses, if any, are included in earnings. There were no realized gains or losses in the years ended December 31, 2002, 2003 and 2004.

        The Company also invests in equity instruments of privately held companies for business and strategic purposes. These investments are classified as non-current assets, and are accounted for under the cost method of accounting as the Company does not have the ability to exercise significant influence. These investments are carried at cost and are adjusted only for other-than-temporary declines in fair value.

        The Company periodically assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. To date, there have been no impairments of investments for other-than-temporary declines in fair value.

        During December 2004, the Company acquired approximately 11% of the outstanding common stock of a Chinese wireless entertainment distributor in exchange for $500,000 in cash. The total cost basis of this investment, which is included in other assets, was $500,000 at December 31, 2004, and approximated fair value.

Concentration of Credit Risk

        Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and short-term investments, to the extent balances exceed limits that are insured by the Federal Deposit Insurance Corporation, and accounts receivable. The Company maintains its cash and short-term investments with major financial institutions.

Fair Value of Financial Instruments

        The Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and amounts due under notes payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments and the relatively stable interest rate environment.

Property and Equipment

        Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Maintenance, repairs and minor renewals are expensed as incurred.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired in the acquisition of Hexacto completed in July 2003 (See Note 3). Intangible assets consist of purchased existing technology, customer relationships and other intangible assets, all of which are generally amortized over periods ranging from two to three years. Intangible assets are stated at cost, less accumulated amortization.

        The Company follows the guidance of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", which requires that business combinations be accounted for using the purchase method of accounting and acquired intangible assets meeting certain criteria be recorded apart from goodwill. In addition, the Company follows the guidance of SFAS No. 142, "Goodwill and Other Intangible Assets" which requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair value approach.

Impairment of Goodwill and Long-Lived Assets

        The Company periodically assesses potential impairments of goodwill in accordance with the requirements of SFAS No. 142, "Goodwill and Other Intangible Assets." The Company assesses impairment of other long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered by the Company include, but are not limited to, significant underperformances relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. In addition, goodwill is assessed at least annually in accordance with SFAS No. 142. SFAS No. 142 requires a two-step process for evaluating whether goodwill is impaired. The first step of the goodwill impairment test compares the fair value of the Company's assets with their carrying value, including goodwill. If the fair value exceeds the carrying amount, goodwill is not impaired. If the carrying value exceeds the fair value, the Company compares the fair value of goodwill with its carrying value and recognizes an impairment loss for the amount by which the carrying amount exceeds the fair value. Fair value is determined based on comparable market multiples or discounted cash flows where applicable.

        When the Company determines that the carrying value of a long-lived asset, other than goodwill, may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not.

        To date, the Company has not had an impairment of goodwill or other long-lived assets.

Research and Development

        Costs incurred in the research and development of the Company's software applications are expensed as incurred.

Software Development Costs

        The Company accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Software development costs incurred in the research and development of software products and enhancements to existing software products are expensed prior to establishment of technological feasibility and capitalized thereafter until the product is available for general release to customers. Under the Company's current practice of developing new applications, the technological feasibility of the underlying software is not established until substantially all product development is complete, which generally includes the development of a working model. As a result, to date, the Company has not capitalized any costs relating to application development because the costs incurred subsequent to the establishment of technological feasibility of applications have not been significant. In addition, in the future, the Company will consider the following factors in determining if costs can be capitalized: the emerging nature of the wireless entertainment market; the rapid evolution of the platforms and mobile phones on which the Company develops; the lack of pre-orders or sales history for the Company's applications; the high degree of revenue uncertainty associated with an individual application; the lack of the Company's control over the sales channel resulting in uncertainty as to when an application will be available for sale, if at all; and the Company's history and practice of canceling applications throughout each stage of the development process.

Advance or Guaranteed Licensor Royalty Costs

        Advance or guaranteed licensor royalty costs are fees that the Company pays to third-party brand holders for use of their intellectual property, including trademarks or copyrights, in the development of the Company's applications. The Company capitalizes advance or guaranteed royalty payments to licensors and amortizes these amounts to cost of revenues over the period in which revenues for the license will be generated which is typically over the term of the license agreement based on either the agreement execution date or application launch date, depending on the terms of the license agreement.

Advertising Costs

        The Company expenses costs related to advertising as incurred. Advertising expenses were $18,000, $913,000, and $1,358,000 for the years ended December 31, 2002, 2003 and 2004.

Revenue Recognition

        The Company recognizes revenues in accordance with the guidelines of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition". The Company recognizes revenues principally from the sale or subscription of its applications to wireless subscribers under distribution agreements with wireless carriers and other distributors in the period in which the applications are purchased or over the period in which the applications are subscribed to, assuming that: fees are fixed and determinable; the Company has no significant obligations remaining and collection of the related receivable is reasonably assured. In accordance with the distribution agreements, the wireless carriers and other distributors are responsible for billing, collecting and remitting to the Company its fees. The wireless carriers and other distributors generally report the final sales data to the Company within 10 to 45 days following the end of each month. When final sales data is not available in a timely manner for reporting purposes, the Company estimates its revenues based on available sales data and historical trends. To date, instances requiring estimates have not been significant. The Company will record differences between estimated revenues and actual revenues in the next reporting period once the actual amounts are determined.

        In accordance with Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross As a Principal Versus Net as an Agent", the Company recognizes as revenues the net amount the wireless carrier or distributor pays to the Company upon the sale of its applications, net of any service or other fees earned and deducted by the wireless carrier or distributor. The Company has evaluated its wireless carrier and distributor agreements and has determined that it is not the principal when selling its applications through wireless carriers. Key indicators evaluated by the Company include:

  •
  Wireless subscribers directly contract with wireless carriers who have most of the customer service interaction and are generally viewed as the primary obligor by the wireless subscribers;

  •
  Wireless carriers generally have significant control over the type of applications and content that is offered to their wireless subscribers;

  •
  Wireless carriers are directly responsible for billing and collecting fees from wireless subscribers including the resolution of billing disputes;

  •
  Wireless carriers generally pay the Company a fixed percentage of revenues collected from wireless subscribers;

  •
  Wireless carriers generally must approve the price of the applications in advance of their sale to wireless subscribers and the Company's significant carrier customers have the ability to set the ultimate price charged to the wireless subscribers; and

  •
  The Company has limited risks, including no inventory risk and limited credit risk, because wireless carriers generally bear the risk of collecting fees from their subscribers.

        Based on the evaluation of these factors, the Company believes that recognizing revenues on a net basis is appropriate for the wireless carrier or other distributor relationships where the above noted indicators are present.

        The Company also derives revenues from licensing agreements with mobile phone manufacturers who embed the Company's applications directly into their mobile phones. Generally, these manufacturers pay a per unit license fee for each mobile phone manufactured with an embedded application. Manufacturers generally report final manufacturing data within 45 days after the end of the quarter in which such activity takes place. The Company recognizes revenues from these arrangements in the quarter that the manufacturing activity takes place assuming: fees are fixed and determinable, the Company has no significant obligations remaining and collection of the related receivable is reasonably assured. We also derive revenues from the sale of some of our applications, including PC and PDA products, through Internet portal sites and retail stores. Revenues from these arrangements are recognized upon delivery assuming: fees are fixed and determinable; the Company has no remaining obligations; and collection of the related receivable is reasonably assured.

        In addition, the Company has generated limited revenues from providing consulting services to carriers or for developing applications for their networks. In the event that the Company receives upfront payments for these activities, revenues are generally recognized upon delivery or over the contractual term depending on the underlying contractual obligations. Revenues under these types of arrangements are not anticipated to be significant in the future.

        Deferred revenues generally consist of up front payments from wireless carriers or other distribution partners for development or other services that the Company is not recognizing until the Company fulfills its underlying contractual obligations and the related revenues are earned.

Accounting for Stock-Based Compensation

        The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and complies with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference between the deemed fair value of the Company's common stock and the exercise price on the date of grant. The Company accounts for non-employee stock-based awards, in which goods or services are the consideration received for the equity instruments issued, in accordance with the provisions of SFAS No. 123 and related interpretations.

        The following table illustrates the effect on net loss attributable to common stockholders and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (amounts in thousands, except share and per share data).

	Year Ended December 31,
	2002	2003	2004
Net income (loss):
As reported	$(6,437)	$(7,056)	$1,768
Stock-based compensation expense included in reported net income (loss)	90	4,030	3,019
Stock-based compensation expense determined under the fair value method	(95)	(4,730)	(4,281)

Pro forma	$(6,442)	$(7,756)	$506

Net income (loss) per common share—basic:
As reported	$(3.33)	$(2.67)	$0.24
Per share effect of stock-based compensation expense included in reported net income (loss)	0.05	1.52	0.41
Per share effect of stock-based compensation expense determined under the fair value method	(0.05)	(1.78)	(0.58)

Pro forma	$(3.33)	$(2.93)	$0.07

Net income (loss) per common share—diluted:
As reported	$(3.33)	$(2.67)	$0.20
Per share effect of stock-based compensation expense included in reported net income (loss)	0.05	1.52	0.34
Per share effect of stock-based compensation expense determined under the fair value method	(0.05)	(1.78)	(0.48)

Pro forma	$(3.33)	$(2.93)	$0.06

        The key assumptions used for the determination of the fair value of stock and employee stock purchase plans are further described in Note 12. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services."

Net Income (Loss) Per Common Share

        The Company computes net income (loss) per common share in accordance with SFAS No. 128, "Earnings per Share" and SEC SAB No. 98. Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per common share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. Potential common shares are comprised of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon conversion of Founders Preferred, and Series B, C and D convertible redeemable preferred stock.

Comprehensive Income (Loss)

        Comprehensive income (loss) generally represents all changes in stockholders' equity during the period except those changes resulting from investments by, or distributions to, stockholders. The primary components of comprehensive income (loss) are net income (loss) and foreign currency translation adjustments related to the Company's foreign operations.

Segment Information

        The Company uses the "management approach" in determining reportable business segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the source for determining the Company's reportable segments. Based on this assessment, the Company has determined it operates in one reportable business segment.

Income Taxes

        The Company uses the liability method of accounting for income taxes, under which deferred taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Foreign Currency Translation

        For each of the Company's foreign subsidiaries, the functional currency is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using current exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders' deficit.

        Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. There was no foreign currency gain or loss during the year ended December 31, 2002 as the Company did not generate revenue from its foreign operations until the third quarter of 2003. Included in interest and other income (expense), net in the consolidated statement of operations are foreign currency transaction gains of $14,000 and $114,000 for the years ended December 31, 2003 and 2004, respectively.

Reverse Split

        On September 7, 2004, the Company's Board of Directors approved a one-for-three reverse stock split of the outstanding shares of common stock. All common stock share and per share information included in these consolidated financial statements has been retroactively adjusted to reflect the impact of the reverse stock split. The preferred stock was not split but rather the conversion prices of the preferred stock were adjusted to $0.90, $2.70, $3.24, and $4.38 for the Founders Preferred, Series B Preferred, Series C Preferred and Series D Preferred, respectively. Accordingly, the preferred stock automatically converted into one share of common stock for three shares of preferred stock or 11,313,876 shares of common stock, upon the closing of the initial public offering on October 4, 2004.

Recent Accounting Pronouncements

        In June 2004, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force Issue No. 02-14 ("EITF 02-14"), "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. The Company adopted EITF 02-14 during the fourth quarter of 2004. Adoption of EITF 02-14 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In March 2004, the EITF reached consensus on EITF Issue No. 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" which provides guidance on determining when an investment is considered impaired, whether that investment is other than temporary and the measurement of an impairment loss. EITF 03-1 is applicable to marketable debt and equity securities within the scope of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. In September 2004, the FASB delayed the effective date for the measurement and recognition criteria contained in EITF 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The adoption of EITF 03-1 is not expected to have a material impact on the Company's results of operations and financial position.

        In December 2004, the FASB revised SFAS No. 123 (SFAS 123R), "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for our consolidated financial statements is our third fiscal quarter in 2005.

        Upon its adoption, SFAS 123R will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants rather than disclose the impact on our consolidated net income within our footnotes as is our current practice. The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. Compensation expense calculated under SFAS 123R may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS 123R, we may choose to use a different valuation model to value the compensation expense associated with employee stock options.

3.     Acquisition of Hexacto

        On July 3, 2003, the Company, through its wholly-owned subsidiary, JAMDAT (Canada) ULC, or JAMDAT Canada, acquired the assets of Hexacto, a developer of software for the wireless, PC and PDA markets, located in Montreal, Quebec. The purchase price was comprised of $2.2 million in cash and a note payable to the seller of up to $1,819,000, including a contingent portion of up to $1,000,000 based on the achievement of revenue milestones set forth in the purchase agreement for the year ended December 31, 2003. The contingent portion of the purchase price was accounted for as additional purchase price based on an evaluation of the relevant criteria of EITF No. 95-8 "Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination." The note payable requires a payment of principal and accrued interest on or before July 2, 2004. The contingent portion of $1,000,000 bears interest at 7% per annum. The non-contingent portion of $819,000 does not bear interest and was recorded at its net present value of $764,000 at the date of acquisition. Interest expense on the note payable was accrued or imputed in the accompanying consolidated statement of operations. As of December 31, 2003, the Company accrued the entire contingent portion of the purchase price as management determined that the revenue milestones had been met and the contingent purchase consideration would be paid. In addition, the Company incurred $353,000 of direct transaction costs related to the acquisition. In June 2004, the principal and interest on the notes payable was paid in full.

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

$4,340

        The purchase price for the Hexacto transaction was allocated to assets acquired and liabilities assumed based on their estimated fair values determined by management with the assistance of a third-party appraiser as follows (in thousands):

		Estimated Amortizable Life
Total tangible assets	$1,034	N/A
Acquired in-process research and development	103	N/A
Existing technology	364	2 years
Existing customer relationships	165	2 years
Other intangibles	42	3 years
Goodwill	3,693	N/A
Other liabilities	(1,061)	N/A

Total purchase price and transaction costs	$4,340

        Acquired in-process research and development ("IPRD") includes the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, this non-recurring item was expensed in the consolidated statement of operations upon consummation of the transaction. IPRD was valued using a discounted cash flow approach commonly know as the "excess earnings" approach.

        Goodwill is comprised of the residual amount of the purchase price over the fair value of acquired tangible and intangible assets. The significant goodwill balance was a result of cost savings value, strategic positioning value and acquirer specific synergy value including the value of the acquired Hexacto workforce when combined with the Company's operations.

        In accordance with the purchase method of accounting, the operating results of Hexacto have been included in the Company's consolidated operating results since the acquisition date, July 3, 2003. If the operating results of Hexacto had been included since the beginning of the period for the years ended December 31, 2002 and 2003 the pro forma results of operations of the Company would be as follows (amounts in thousands, except share and per share data):

	Year Ended December 31,
	2002	2003
Revenues	$2,261	$14,209
Loss from operations	$(6,666)	$(8,010)
Net loss	$(6,891)	$(8,109)
Basic and diluted net loss per common share	$(3.57)	$(3.07)
Weighted average shares used in computing basic and diluted net loss per common share	1,932,900	2,643,825

4.     Cash, Cash Equivalents, and Short-Term Investments

        The following table summarizes our cash, cash equivalents and short-term investments as of December 31, 2004 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents:
Cash and time deposits	$3,328	$—	$—	$3,328
Money market funds	5,017	—	—	5,017
Auction rate notes	23,050	—	—	23,050

Cash and cash equivalents	31,395	—	—	31,395
Short term-investments:
U.S. agency issues	9,998	—	—	9,998
Auction rate notes	23,525	—	—	23,525

Short term-investments	33,523	—	—	33,523

Cash, cash equivalents and short-term investments	$64,918	$—	$—	$64,918

        As of December 31, 2003, we held no short-term investments. Our cash and cash equivalents were comprised of the following:

Cash	$208
Money market funds	10,925

$11,133

        U.S. agency issues and auction rate notes are classified as short-term investments included in current assets as they are reasonably expected to be realized in cash or sold during the normal operating cycle of the Company. However, as of December 31, 2004, the contractual maturities of the Company's short-term investments were as follows:

	Amortized Cost	Estimated Fair Value
Maturing within 1 year	$9,998	$9,998
Maturing after 10 years	23,525	23,525

	$33,523	$33,523

5.     Property and Equipment

        Property and equipment consist of the following (dollars in thousands):

		As of December 31,
	Estimated Useful Life (Years)
		2003	2004
Computer hardware	3	$707	$1,267
Computer software	3	454	921
Furniture, fixtures and equipment	5	301	811
Leasehold improvements	5	91	424
		1,553	3,423

Less accumulated depreciation		(719)	(1,425)

		$834	$1,998

        Depreciation expense for the years ended December 31, 2002, 2003, and 2004 was $238,000, $342,000, and $686,000, respectively.

6.     Goodwill

        The changes in the carrying value of goodwill related to the acquisition of Hexacto on July 3, 2003 are as follows (in thousands):

Balance at July 3, 2003	$3,693
Effects of currency fluctuation	96

Balance at December 31, 2003	3,789
Effects of currency fluctuation	292

Balance at December 31, 2004	$4,081

7.     Intangible Assets

        Intangible assets that were subject to amortization are as follows (in thousands):

	As of December 31,
	2003	2004
Acquired technology	$375	$404
Customer relationships	170	183
Other intangibles	43	97

	588	684
Less accumulated amortization	(138)	(458)

	$450	$226

        Amortization expense for all intangible assets was $138,000 and $286,000 for the years ended December 31, 2003 and 2004, respectively. Estimated intangible asset amortization expense for the remaining carrying amount of intangible assets for the years ending December 31 is as follows (in thousands):

2005	$185
2006	25
2007	13
2008	3

$226

8.     Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consist of the following (in thousands):

	As of December 31,
	2003	2004
Accrued royalties	$387	$1,838
Accrued payroll and related benefits	1,425	268
Accrued vacation	224	325
Other	363	498

Total accrued expenses and other liabilities	$2,399	$2,929

9.     Notes Payable

        The Company is party to a financing arrangement with Silicon Valley Bank that provides for a $400,000 term loan for the acquisition of property and equipment. On August 10, 2001, the Company borrowed $400,000, requiring 36 equal principal and interest payments, which commenced on September 1, 2001. Borrowings are collateralized by the Company's assets and bear interest at the greater of the bank's prime rate plus 1%, or 8%, per annum. During August of 2004, the Company paid all principal, interest, and other associated fees and has no further financial or non-financial obligations under the loan.

        As of December 31, 2004, JAMDAT Canada had an operating line of credit with the Bank of Montreal bearing interest at the bank's prime lending rate plus 1.75%. Maximum borrowing of $500,000 Canadian Dollars ("CAD") in 2003, reduced to $200,000 CAD in 2004 is based on receivable levels of JAMDAT Canada and is collateralized by all the present and future accounts receivable, work in progress and inventory of JAMDAT Canada, as well as certain other assets of JAMDAT Canada. At December 31, 2003 and 2004, JAMDAT Canada had available borrowings of up to $59,000 ($77,000 CAD) and $166,000 ($200,000 CAD), respectively under this credit facility, and $326,000 ($423,000 CAD) and nil outstanding, respectively. The credit facility requires JAMDAT Canada to maintain certain financial and non-financial covenants, the most restrictive of which is maintaining minimum working capital and debt to net tangible asset ratios. JAMDAT Canada is in compliance with these covenants at December 31, 2003 and 2004. JAMDAT Mobile Inc. guarantees JAMDAT Canada's obligations to the Bank of Montreal.

        JAMDAT Canada has a fixed asset loan with the Bank of Montreal bearing interest at the bank's prime lending rate plus 3%. The loan is collateralized by certain assets of JAMDAT Canada and is payable through February 2006. JAMDAT Mobile Inc. guarantees JAMDAT Canada's obligations to the Bank of Montreal. The loan agreement requires JAMDAT Canada to maintain certain financial and non-financial covenants, the most restrictive of which is maintaining minimum working capital and debt to net tangible asset ratios. JAMDAT Canada is in compliance with these covenants at December 31,

2003 and 2004. As of December 31, 2003 and 2004 the outstanding principal balance of the loan was approximately $28,000 and $16,000, respectively.

        The Company entered into a promissory note payable agreement as purchase consideration related to the acquisition of Hexacto (See Note 3). The non interest bearing principal balance on the note was $819,000 which had a discounted carrying value of $793,000 at December 31, 2003. In addition to this amount, the note also includes up to $1,000,000 of contingent consideration related to the acquisition based on the achievement of certain revenue milestones in 2003 for Hexacto as set forth in the purchase agreement. In June 2004, the Company paid Hexacto's former stockholders the entire balance of the notes payable including accrued interest amounting to $1,837,000.

        In connection with the acquisition of Hexacto, the Company also assumed a note payable which was originally an obligation of the seller. The uncollateralized obligation is repayable in monthly principal payments of $6,588 through August 2005. As of December 31, 2003 and December 31, 2004, the outstanding principal balance of the note was approximately $83,000 and $50,000, respectively.

        As of December 31, 2004, the remaining principal payments related to the Company's notes payable obligations are as follows (in thousands):

Years Ending December 31,
2005	$64
2006	2
2007	—

$66

10.   Convertible Redeemable Preferred Stock

        In 2000, the Company issued 5,666,667 shares of Founders Preferred convertible preferred stock (the "Founders Preferred") at $0.30 per share for total cash proceeds of approximately $1,287,000 and a note receivable of $413,000. The note receivable was collected during the year ended December 31, 2001.

        In February 2001 and April 2001, the Company issued 13,333,333 shares of Series B convertible preferred stock ("Series B Preferred") at $0.90 per share for total cash proceeds of approximately $12,000,000.

        In August 2002, the Company issued 7,407,408 shares of Series C convertible preferred stock ("Series C Preferred") at $1.08 per share for total cash proceeds of approximately $8,000,000.

        In October 2003, the Company issued 7,534,247 shares of Series D convertible preferred stock ("Series D Preferred") at $1.46 per share for total cash proceeds of approximately $11,000,000 less approximately $92,000 in stock issuance costs.

        In October 2004, in conjunction with the closing of the Company's initial public offering all of the Founders Preferred, Series B Preferred, Series C Preferred and Series D Preferred were converted into 11,313,876 shares of common stock. As of December 31, 2004, the Company had no outstanding preferred stock.

        The Founders Preferred stock, Series B Preferred, Series C Preferred, and Series D Preferred (collectively the "Preferred Stock") have the following characteristics:

Voting

        The holders of the Preferred Stock are entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote. The holders of shares of Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which each preferred share is convertible at the time of such vote.

Dividends

        The holders of shares of Preferred Stock are entitled to receive non-cumulative dividends out of funds legally available when and as declared by the Board of Directors, at a rate of 8% per annum, in cash or otherwise and prior and in preference to holders of common stock. No dividends have been declared or paid through December 31, 2003.

Liquidation Preference

        In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of the then outstanding Series D Preferred stock shall receive for each share an amount equal to the sum of $1.46 per share, plus all declared and unpaid dividends, payable in preference and priority to any payments made to the holders of the then outstanding Series C Preferred stock, Series B Preferred stock, Founders Preferred stock and common stock. Upon payment to the Series D Preferred stock holders, the holders of the then outstanding Series C Preferred stock shall receive for each share an amount equal to the sum of $1.08 per share, plus all declared and unpaid dividends, payable in preference and priority to any payments made to the holders of the then outstanding Series B Preferred stock, Founders Preferred stock and common stock. Upon payment to the Series C Preferred stockholders, the holders of the then outstanding Series B Preferred stock shall receive for each share an amount equal to the sum of $0.90 per share, plus all declared and unpaid dividends, payable in preference and priority to any payments made to the holders of the then outstanding Founders Preferred stock and common stock. Upon payment to the Series B Preferred stockholders, the holders of the then outstanding Founders Preferred stock shall receive for each share an amount equal to the sum of $0.30 per share, plus all declared and unpaid dividends, payable in preference and priority to any payments made to the holders of the then outstanding common stock. Upon payment of all of the holders of the Preferred Stock as discussed above, in the event of a liquidation that is less than $73.3 million, distributions shall be shared between the Series C Preferred stockholders and holders of the then outstanding common stock on a pro-rata basis according to the number of shares of common stock then held and the shares of common stock which the Series C Preferred stockholders have the right to acquire upon the conversion of their Preferred Stock. A liquidation shall be deemed to include (i) a sale, conveyance or disposition of all or substantially all of the assets of the Company, or (ii) a reorganization, merger or consolidation of the Company with or into any other corporation or entity, or exchange of Company securities in which the Company stockholders immediately prior to such transaction, own immediately after such transaction less than fifty percent of the voting securities of the surviving corporation or entity.

Conversion

        The holders of the Preferred Stock may, at any time, convert each share into that number of fully paid shares of common stock as determined by dividing the respective preferred stock issue price ($1.46 for the Series D Preferred, $1.08 for the Series C Preferred, $0.90 for the Series B Preferred, and $0.30 for the Founders Preferred plus all declared and unpaid dividends) by the conversion price in effect at the time. The initial conversion price of Founders Preferred stock, Series B Preferred stock, Series C Preferred stock, and Series D Preferred stock is $0.30, $0.90, $1.08, and $1.46, respectively, and is subject to proportional adjustment for certain dilutive issuances, splits and combinations and other recapitalizations or reorganizations. Conversion is automatic upon the closing of a public offering in which the aggregate proceeds raised exceed $30 million: provided however, that no share of Series C Preferred Stock shall be automatically converted upon the occurrence of a public offering, unless the shares of common stock offered for sale are offered at a price per share that reflects a valuation of the Company that equals or exceeds $73.3 million.

Redemption

        The holders of the outstanding Series B Preferred, Series C Preferred, and Series D Preferred stock may, by written request delivered after October 1, 2010 (the "Redemption Date"), require the Company to redeem the Series B Preferred, Series C Preferred, and Series D Preferred stock by paying in cash a sum equal to the applicable Liquidation Preference per share on the Redemption Date. The Company must redeem from any source of funds legally available as follows: (i) thirty-three and one third percent of all the shares of the Series B Preferred, Series C Preferred and Series D Preferred stock outstanding on or after the Redemption Date, (ii) fifty percent of all the shares of the Series B Preferred, Series C Preferred and Series D Preferred stock outstanding on the first anniversary of the Redemption Date and (iii) one hundred percent of all the shares of the Series B Preferred, Series C Preferred and Series D Preferred stock outstanding on the second anniversary of the Redemption Date.

        The liquidation preference and redemption provision of the Series B Preferred, Series C Preferred and Series D Preferred stock is deemed to be a condition of redemption that is not solely within the control of the Company. As such, the Series B Preferred, Series C Preferred and Series D Preferred stock is classified as a redeemable security and included in the mezzanine section of the balance sheet.

11.   Common Stock and Common Stock Warrants

Common Stock

        Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive non-cumulative dividends whenever funds are legally available and when and as declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

        The Company is required to reserve and keep available out of its authorized but unissued shares of common stock such number of shares sufficient to effect the conversion of all outstanding shares of Preferred Sock and all outstanding common stock warrants, plus shares granted and available for grant under the Company's stock option plan. The amount of such shares of common stock reserved for these purposes is as follows:

	December 31, 2003	December 31, 2004
Conversion of Preferred Stock	11,313,876	—
Outstanding common stock warrants	362,666	337,333
Outstanding common stock options	484,914	1,168,789
Additional common shares available for grant under the Company's stock option plan	506,396	4,104,832

	12,667,852	5,610,954

Warrants

        During 2001, the Company issued warrants to purchase a total of 20,666 shares of common stock at exercise prices ranging from $0.27 to $1.35 per share of common stock in consideration for professional services rendered by non-employees. The warrants are exercisable at any time prior to the respective expiration dates ranging from March 2008 to July 2011. On September 28, 2004, a warrant to purchase 8,666 shares of common stock was exercised, and 8,160 shares were issued in a cashless transaction. At December 31, 2004, there is one remaining outstanding warrant for the purchase of 4,000 shares.

        During 2001, the Company issued a warrant to purchase up to 333,333 shares of common stock based on certain milestones at an exercise price of $2.70 per share of common stock. During 2002 this agreement was amended, effectively canceling 83,333 shares under the warrant. On September 29, 2004, the warrant was exercised and 207,813 shares of common stock were issued in a cashless transaction.

        During 2002, the Company issued a warrant to purchase up to 100,000 shares of common stock upon the achievement of certain milestones at an exercise price of $2.70 per share. During 2002, 66,667 shares vested and were exercisable. The value of the exercisable shares under the warrant approximated $2,000 for the year ended December 31, 2002 and was determined using the Black-Scholes fair value model with the following assumptions: no dividend yield; risk-free interest rate of 3.13%, 90% volatility; and approximately 2 years until expiration. During 2003, the remaining 33,333 shares vested and were exercisable. The fair value of the exercisable shares under the warrant approximated $46,000 for the year ended December 31, 2003 as was determined using the Black-Scholes option pricing model with the following assumptions: no dividend yield; risk-free interest rate of 1.19%, 90% volatility; and approximately 1 year until expiration. Charges of $46,000 and $2,000 representing the value of the vested portion of the warrant was recognized as a cost of revenues during the years ended December 31, 2003 and 2002, respectively. On June 3, 2004, the warrant was exercised and 100,000 shares of common stock were issued.

        During 2004, the Company issued a warrant to purchase up to 333,333 shares of common stock in connection with the execution of a merchandising and distribution agreement (the "Agreement") with a consumer electronics retailer. The warrant vests in four equal installments upon the achievement of certain milestones associated with revenue generated from wireless subscribers found by the retailer through the Agreement. Exercise prices will be determined at each vesting date based upon the average closing price of the Company's common stock on NASDAQ for the calendar month in which the vesting occurs. The warrant is exercisable for a period of two years from the date of vesting. At December 31, 2004 none of the shares under this warrant were vested, and accordingly no selling and marketing expense was recorded during the year ended December 31, 2004.

12.   Equity Incentive Plan

        In May 2000, the board of directors adopted and the Company's stockholders approved the 2000 Stock Incentive Plan, as amended (the "2000 Plan"), under which 4,042,516 shares of the Company's common stock were reserved for issuance to employees, directors and consultants. The 2000 Plan provides for either the direct sale of shares of restricted common stock or the grant of options. Restricted common stock issued under the plan is immediately exercisable and is subject to repurchase over the vesting period with the only restriction being continued employment. Options granted under the plan are exercisable in accordance with the individual option agreements and generally become exercisable upon vesting.

        In September 2004, the board of directors adopted and the Company's stockholders approved the 2004 Equity Incentive Plan (the "2004 Plan"), under which 4,166,666 shares of the Company's common stock were reserved for issuance to employees, directors and consultants. The 2004 Plan provides for either the direct sale of shares of restricted common stock or the grant of options. Restricted common stock issued under the plan is immediately exercisable and is subject to repurchase over the vesting period with the only restriction being continued employment. Options granted under the plan are exercisable in accordance with the individual option agreements and generally become exercisable upon vesting.

        Options granted under the 2000 Plan and 2004 Plan (together the "Plans") may be incentive stock options or non-statutory stock options. Incentive stock options may only be granted to employees. The

Board of Directors determines the period over which options become exercisable. The exercise price of incentive stock options and non-statutory stock options shall be no less than 100% and 85%, respectively, of the fair market value per share of the Company's common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of fair market value, as determined by the Board of Directors.

        A summary of all employee and director restricted stock and option activity under the Plans is as follows:

	Restricted Stock and Options Available	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2001	153,068	56,446	$0.24	2,778	$0.24
Additional shares reserved	684,183	—	—
Restricted shares and options granted	(906,488)	906,488	$0.33
Exercised	—	(861,722)	$0.33
Cancelled	7,525	(7,525)	$0.27
Repurchased	235,001	—	—

Balance at December 31, 2002	173,289	93,687	$0.30	28,162	$0.30

Additional shares reserved	775,000	—	—
Restricted shares and options granted	(473,922)	473,922	$0.33
Exercised	—	(54,188)	$0.33
Cancelled	28,507	(28,507)	$0.29
Repurchased	3,522	—	—

Balance at December 31, 2003	506,396	484,914	$0.33	183,658	$0.32

Additional shares reserved	4,720,413	—	—
Restricted shares and options granted	(1,155,589)	1,155,589	$8.29
Exercised	—	(442,158)	$0.47
Cancelled	29,557	(29,557)	$0.84
Repurchased	4,055	—

Balance at December 31, 2004	4,104,832	1,168,788	$8.13	313,262	$0.42

        The following table summarizes information about stock options outstanding and exercisable as of December 31, 2004:

Range of Exercise Prices	Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.27-$1.32	600,788	8.57	$0.55	313,235	$0.41
$12.99-$24.23	568,000	6.78	$16.15	27	$13.00
	2002	2003	2004
Weighted average deemed fair value of options granted during the year:
Exercise price equals fair value at grant date	$0.33	—	$16.18
Exercise price less than fair value at grant date	—	$2.82	$9.10

Restricted Stock Grants

        During 2002, 2003, 2004 the Company granted 864,500, 54,188, and 405,930 shares of restricted common stock, respectively, to certain employees, directors, and consultants at prices ranging from $0.09 to $0.48 per share, respectively, in exchange for cash proceeds of $38,000, $18,000, $24,000, respectively, and for certain individuals in accordance with the original terms of their stock grants, the issuance of notes receivable from stockholders of $237,000, $0, and $170,000, respectively. The notes receivable from stockholders issued in 2000, 2001 and 2002, were partial recourse and accordingly were accounted for as non-recourse notes in accordance with EITF 95-16 "Accounting for Stock Compensation Arrangements with Employee Loan Features under APB Opinion No. 25." The stockholder notes did not meet the requirements for fixed accounting under EITF 95-16 as the interest was specified as non-recourse and as such the Company accounted for the underlying stock awards on a variable basis and recorded deferred stock-based compensation and the related stock-based compensation expense for the difference between the initial exercise price and increases in the deemed fair value of the underlying stock awards at the end of each reporting period. On April 15, 2003, the notes were amended and modified to full recourse for interest and principal resulting in fixed accounting and a final measurement of deferred stock-based compensation for the underlying shares based on the deemed fair value of the common stock at that date. Cumulative deferred stock-based compensation recognized on these awards through the final measurement date in April 2003 amounted to $3,931,000.

        The owners of the restricted common stock have all the rights of common stockholders, including the right to vote the shares held and to receive any dividends and other distributions paid with respect to such common stock. The Company has the right to repurchase unvested restricted common shares purchased with cash at the original exercise price in the event of termination of employment. For the restricted common shares purchased with notes receivable, the Company has the right to repurchase the unvested restricted shares at the lower of the exercise price or fair market value on the date of repurchase in the event of termination of employment. During 2002, the Company repurchased 235,001 shares at prices ranging from of $0.09 to $0.27 per share. During 2003, the Company repurchased 3,522 shares of such stock at prices ranging from $0.27 to $0.33 per share. During 2004, the Company repurchased 4,055 shares at a price of $0.27 per share. At December 31, 2003 and 2004, the Company had 871,805, and 624,312 unvested shares of restricted common stock, respectively.

Deferred Stock-based Compensation

        In addition to the deferred stock-based compensation on the restricted shares underlying the amended notes receivable from stockholders, deferred stock-based compensation was also recorded for other restricted stock and option awards that were granted during the years ended December 31, 2003 and 2004. This deferred stock-based compensation represented the difference between the deemed fair value of the Company's common stock for financial accounting purposes and the exercise price of those stock awards at the date of grant.

        During the 12-month period ended December 31, 2004, the Company granted stock awards and options with exercise prices as follows:

Grants Made During The Month Ended	Number of Shares and Options Granted	Exercise Price Per Share	Deemed Fair Value Per Share	Intrinsic Value Per Share	Deferred Stock-based Compensation (In 000's)
March 2004	415,667	0.48	9.00	8.52	3,541
April 2004	33,333	0.48	9.60	9.12	304
April 2004	88,844	1.32	9.60	8.28	736
May 2004	5,000	1.32	10.14	8.82	44
June 2004	48,667	1.32	10.38	9.06	441
August 2004	6,166	13.00	13.00	—	—
September 2004	6,166	1.32	16.00	14.68	91
September 2004	545,834	16.00	16.00	—	—
November 2004	8,000	24.23	24.23	—	—
December 2004	8,000	20.72	20.72	—	—
Impact of cancellations	—	—	—	—	(333)

	1,165,677				$4,824

        The deemed fair values for financial accounting purposes prior to closing the company's initial public offering of common stock were not based on a contemporaneous valuation performed by an unrelated valuation specialist but rather were determined based on a retrospective valuation performed by management. The deemed fair valuation of the Company's common stock was determined using a combination of a market approach at several key dates and straight line interpolation of the deemed fair value at those dates to the contemplated initial public offering price. Management's valuation took into consideration the following factors:

  •
  Key company milestones;

  •
  Third party preferred stock investments and related common stock implied value based on preferred stock preferences;

  •
  Comparable company analysis;

  •
  Key industry and market factors; and

  •
  Contemplated initial public offering price per share.

        The deemed fair values for financial accounting purposes subsequent to October 4, 2004, the date the Company closed its initial public offering of common stock, were determined based on quoted market prices on the date of the respective grant.

        The amortization of deferred stock-based compensation is being recognized as stock-based compensation in the accompanying consolidated statements of operations over the related graded vesting schedule of the stock awards, which equals the service period.

        During the years ended December 31, 2002, 2003 and 2004, the Company recorded deferred compensation to stockholders equity of $29,000, $4,778,000, and $4,824,000, respectively, related to the final remeasurement of restricted shares underlying the notes to stockholders and the grant of new restricted common stock and option awards. Amortization of deferred stock-based compensation was $90,000, $4,030,000, $3,019,000 for the years ended December 31, 2002, 2003, 2004, respectively. Future annual amortization of deferred stock-based compensation for restricted common stock and options as of December 31 2004 is as follows (in thousands):

Years Ending December 31,
2005	1,627
2006	832
2007	264
2008	22

Stock Options Granted to Non-Employees

        During 2001, the Company granted 2,778 stock options to a non-employee consultant under the Plan. The options were exercisable immediately upon issuance. During 2003, all of these options expired unexercised.

Fair Value Disclosure

        The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2002	2003	2004
Risk free interest rate	4%	4%	3%
Expected life (years)	4	2	4
Expected volatility	90%	90%	90%
Dividend yield	0%	0%	0%

13.   Income Taxes

        As a result of net operating losses, the Company has not recorded a provision for federal, state or foreign income taxes for the years ended December 31, 2002, 2003 and 2004. During the year ended December 31, 2004, the Company began to generate taxable income and anticipates that it will be able to utilize net operating loss carryforwards to reduce taxable income generated in the 2004 tax year.

        As of December 31, 2004, the Company had estimated federal and state net operating loss carryforwards of approximately $8,600,000 and $11,700,000, respectively. The federal net operating loss carryforwards will begin to expire in 2020, and the state net operating loss carryforwards will begin to expire in 2010. The Company's ability to utilize net operating loss carryforwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, has occurred or will occur in the future.

        The following is a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate:

	Year Ended December 31,
	2003	2004
Statutory federal rate	(34.0)%	34.0%
State income taxes, net	(5.0)	5.0
Stock compensation	15.7	18.5
Change in valuation allowance on deferred tax assets	25.3	(57.7)
Other	(2.0)	0.2

Effective tax rate	0.0%	0.0%

        The components of the Company's deferred tax assets are (in thousands):

	As of December 31,
	2003	2004
Deferred tax assets:
Net operating loss carryforwards	$6,208	$3,960
Accruals, reserves and other, net	493	864

	6,701	4,824
Less: Valuation allowance	(6,470)	(4,192)

Deferred tax assets	231	632
Deferred tax liability:
Amortization of intangibles	(231)	(632)

Net deferred tax assets	$—	$—

        Given its history of operating losses and potential limitations on the utilization of net operating losses as a result of changes in control, the Company has recorded a full valuation allowance against its deferred tax assets as there is uncertainty surrounding the realization of the benefits in future tax returns.

14.   Net Income (Loss) Per Common Share:

        The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (amounts in thousands, except share and per share data):

	Year Ended December 31,
	2002	2003	2004
Net income (loss)	$(6,437)	$(7,056)	$1,768

Weighted average common shares	3,531,540	4,107,936	8,347,976
Weighted average common shares subject to repurchase	1,598,640	1,464,111	945,788

Denominator for basic calculation	1,932,900	2,643,825	7,402,188

Weighted average dilutive common stock warrants	—	—	192,035
Weighted average dilutive common stock options	—	—	468,196
Weighted average common shares subject to repurchase	—	—	816,308

Denominator for dilutive calculation	1,932,900	2,643,825	8,878,727

Basic net income (loss) per share	$(3.33)	$(2.67)	$0.24

Diluted net income (loss) per share	$(3.33)	$(2.67)	$0.20

        Warrants to purchase 381,760 shares of common stock at exercise prices ranging from $0.27 to $2.70 and warrants to purchase 361,502 shares of common stock at exercise prices ranging from $0.27 to $2.70 were outstanding for the years ended December 31, 2002 and 2003, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

        Options to purchase 54,108 shares of common stock at exercise prices ranging from $0.27 to $0.33 and options to purchase 300,737 shares of common stock at exercise prices ranging from $0.27 to $0.48 were outstanding for the years ended December 31, 2002 and 2003, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

        No warrants or options to purchase common stock were excluded from the calculation of diluted earnings per share for the year ended December 31, 2004 because the exercise prices were less than the average price of the common shares.

15.   401(k) Savings Plan

        During May 2001, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. To date, there have been no contributions made to the plan by the Company.

16.   Significant Customer Concentrations

        The Company's customers primarily consist of major wireless carriers. Revenues from the Company's customers, which account for more than 10% of the Company's revenues, are as follows:

	Year Ended December 31,
	2002	2003	2004
Revenues:
Customer-A	49%	50%	38%
Customer-B	26%	18%	15%
Customer-C	2%	3%	13%

        Accounts receivable from the Company's customers, which account for more than 10% of accounts receivable are as follows:

	As of December 31,
	2003	2004
Accounts Receivable:
Customer-A	48%	41%
Customer-B	3%	17%

17.   Segment and Geographic Region Information

        The Company operates in one industry segment. The Company's headquarters and most of its operations are located in the United States. In 2003, the Company established a European sales office in the United Kingdom and acquired a development studio in Montreal, Canada. Geographic revenue information is based on the source of the revenue. Geographic long lived tangible asset information is based on the physical location of the assets. For the year ended December 31, 2003 the United States and Canada represented 78% and 10% of total revenues, respectively. No other country outside of the

United States and Canada accounted for 10% or more of total revenues. Revenues from unaffiliated customers and long-lived assets by geographic region are as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
Revenues:
United States	$1,416	$10,553	$29,411
Canada	5	1,375	1,521
Other International	171	1,542	5,634

	$1,592	$13,470	$36,566

	As of December 31,
	2003	2004
Long-lived assets:
United States	$601	$1,561
International	233	437

	$834	$1,998

18.   Commitments and Contingencies

Operating Leases

        The Company leases its office space and certain office equipment under non-cancelable operating leases. Total rent expense under these operating leases was approximately $192,000, $250,000 and $669,000, respectively, for the years ended December 31, 2002, 2003 and 2004.

        Future minimum lease payments under non-cancelable operating leases at December 31, 2004 are as follows (in thousands):

Years Ending December 31,	Operating Leases
2005	$958
2006	836
2007	627
2008	555
2009 and Thereafter	64

$3,040

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

        Future guaranteed royalty payments under license agreements as of December 31, 2004 are as follows (in thousands):

Years Ending December 31,	Guaranteed Royalties
2005	$1,162
2006	915
2007	525

$2,602

Indemnities and Guarantees

        During its normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. Those indemnities include intellectual property indemnities to the Company's customers in connection with the sale of its products and the licensing of its technology, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's products and technology, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities and guarantees generally do not provide for any limitation on the maximum potential future payments that the Company could be obligated to make. The Company has not recorded any liability for these indemnities and guarantees in the accompanying balance sheet and to date, no payments have ever been required under any of these indemnities and guarantees. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from these indemnification provisions, when the required future payment is material.

Litigation

        On December 4, 2003, JAMDAT Canada brought an action in the Court of Quebec, Civil Division, against Nova Media Verlag GmbH and New Media Agency GmbH, two European distributors of certain of JAMDAT Canada's retail products, for unpaid royalties in the amount of 40,425 Euros, and for confirmation of termination of all license agreements entered into with them. On May 6, 2004, JAMDAT Canada filed an amended complaint to increase its claim for unpaid royalties to 192,265 Euros. The Defendants contested this action and filed a counterclaim. This counterclaim was dismissed on December 20, 2004.

        On February 22, 2005, JAMDAT Mobile Inc., was named as a co-defendant, along with Atari, Atari Interactive, Hasbro and AT&T Wireless, in a federal action brought by Games, Inc. in the Southern District of New York, which action is related to an underlying suit filed by Atari, Atari Interactive and Hasbro against Games, Inc. Games, Inc. has alleged that, among other things, Atari, Atari Interactive and Hasbro previously licensed to Games, Inc. the right to distribute Scrabble and other Atari and Hasbro branded games via the Internet, and that our wireless distribution of those games is a violation of their contractual rights. Summary judgment was granted to Atari, Atari Interactive and Hasbro in the related underlying action on February 22, 2005. As a result, settlement of this litigation is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

        In addition to the foregoing, from time to time, the Company may be involved in other litigation or unasserted claims relating to claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. The Company may also be subject to claims arising out of the operations in the normal course of business. The Company is not a party to any such other litigation that would have a material adverse effect on the Company's financial position, results of operations or cash flows.

19.   Related Party Transactions

        An affiliate of Sprint PCS, one of the Company's customers, holds an ownership interest in the Company. For the years ended December 31, 2002, 2003 and 2004, the Company generated revenues of $410,000, $2,462,000, $5,530,000, respectively, from this carrier.

        The Company issued notes receivable to certain officers and employees of the Company for the purchase of restricted stock awards. The notes were collateralized by the underlying common stock and bear interest at interest rates ranging from 5.4% to 10.4% per with interest and principal due and payable at the earlier of five year from the date of execution or: (i) for officers and directors, the date immediately preceding the filing of a registration statement for an initial public offering or acquisition of the Company by a public company; (ii) sale of the underlying common stock or; (iii) upon termination of employment with the Company. The maturity dates on the notes range from December 2005 to March 2009 depending on the original issuance date. Notes receivable from stockholders totaled $536,000 as of December 31, 2003. On July 1, 2004, the notes receivable from the Company's named executive officers and certain other employees in the aggregate amount of $673,500, including accrued interest, were repaid to the Company. During September 2004, the remaining notes receivable, including accrued interest, totaling $55,500 were repaid to the Company, resulting in no further obligations to the Company under these notes.

20.   Initial Public Offering

        On October 4, 2004, the Company closed its initial public offering ("IPO") and the Company sold 4,390,781 shares of common stock for $16 per share, including shares subject to the over-allotment option, with net proceeds to the Company of approximately $63.1 million. The aggregate gross proceeds were approximately $70.3 million, and the Company incurred approximately $7.2 million in expenses related to the offering. In connection with the IPO, all of the Company's 33,941,655 shares of redeemable convertible preferred stock were converted into 11,313,876 shares of common stock upon the closing of the IPO. The Company received the net proceeds from the IPO on October 4, 2004, portions of which have been used to finance a business acquisition (see Note 22) and to extend a license agreement. The remaining proceeds are currently invested in cash and short-term investments.

21.   Selected Quarterly Data (Unaudited):

	For the Quarter Ended
	Mar. 31, 2003	June 30, 2003	Sep. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sep. 30, 2004	Dec. 31, 2004
Revenues	$1,830	$2,344	$4,074	$5,222	$7,033	$8,446	$9,503	$11,584
Gross profit	$1,564	$1,957	$3,532	$4,419	$6,068	$7,051	$7,585	$8,905
Net income attributable to common shareholders	$(2,790)	$(1,472)	$(949)	$(1,845)	$738	$423	$8	$599
Basic earnings per share	$(1.19)	$(0.58)	$(0.35)	$(0.63)	$0.23	$0.12	$0.00	$0.03
Diluted earnings per share	$(1.19)	$(0.58)	$(0.35)	$(0.63)	$0.17	$0.09	$0.00	$0.03

22.   Subsequent Events

        On January 5, 2004 the Company acquired all of the limited liability membership interest of Downtown Wireless, LLC ("Downtown") for $5,626,000 in cash and 34,635 shares of the Company's common stock, which is equal to approximately $700,000 based on the closing sales price per share of the Company's common stock on the NASDAQ National Market for the three trading days prior to the closing of the acquisition. Downtown develops and distributes downloadable wireless entertainment applications for mobile telephone devices.

        The estimated purchase price of $6,466,000, including estimated direct acquisition costs of $140,000, will preliminarily be allocated as follows (in thousands):

Tangible assets acquired, net	$1,171
Amortizable intangible assets:
Existing technology	2,600
Customer relationships	1,500
Other intangibles	150
Goodwill	795

Total assets acquired	$6,216

        Intangible assets recorded in this transaction will be amortized over their expected lives ranging from two to five years. The Company also expects to record approximately $250,000 of IPRD, which will be expensed during the first quarter of 2005. The estimated purchase price allocation for this acquisition is preliminary and subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available.

JAMDAT MOBILE INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

For the Years Ended December 31,	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Year
2002 Allowance for doubtful accounts	$—	$—	$—	$—
Valuation allowance for deferred tax assets	2,008	3,446	—	5,454
2003 Allowance for doubtful accounts	—	124	52	72
Valuation allowance for deferred tax assets	5,454	1,016	—	6,470
2004 Allowance for doubtful accounts	72	21	18	75
Valuation allowance for deferred tax assets	$6,470	$—	$2,278	$4,192

QuickLinks

Table of Contents
PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
JAMDAT Mobile Inc. Consolidated Balance Sheets (Dollars in thousands, except share and per share data)
JAMDAT Mobile Inc. Consolidated Statements of Operations (Dollars in thousands, except share and per share data)
JAMDAT Mobile Inc. Consolidated Statements of Stockholders' (Deficit)/Equity (Dollars in thousands, except share data)
JAMDAT Mobile Inc. Consolidated Statements of Cash Flows (Dollars in thousands)
JAMDAT Mobile Inc. Notes to Consolidated Financial Statements
JAMDAT MOBILE INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Amounts in thousands)