Form 10-Q
period 2005-03-31
JAMDAT MOBILE INC
filed 2005-05-16
CIK 1135271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2005
Common Stock, par value $0.0001 per share	24,736,788 shares

JAMDAT Mobile Inc.
Form 10-Q
For the Quarter Ended March 31, 2005
Table of Contents

i

PART I—FINANCIAL INFORMATION

Item 1.                        Condensed Consolidated Financial Statements

JAMDAT Mobile Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	As of	As of
	December 31,	March 31,
	2004	2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,395	$37,903
Restricted cash	11	11
Short-term investments	33,523	18,500
Accounts receivable, net of allowance for doubtful accounts of $75 and $193 (unaudited), respectively	12,927	15,516
Prepaid expenses and other current assets	1,849	2,293
Prepaid royalties	2,114	3,070
Total current assets	81,819	77,293
Property and equipment, net	1,998	2,019
Goodwill	4,081	4,856
Intangible assets, net	226	4,181
Other non-current assets	2,490	7,202
Total assets	$90,614	$95,551
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,185	$1,589
Accrued expenses and other liabilities	2,929	3,753
Deferred revenue	97	28
Current portion of notes payable	64	41
Total current liabilities	4,275	5,411
Other non-current liabilities	—	56
Note payable, net of current portion	2	—
Total liabilities	4,277	5,467
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value; 70,000,000 shares authorized at December 31, 2004 and March 31, 2005; 20,541,712 shares issued and outstanding at December 31, 2004 and 20,684,437 (unaudited) shares issued and outstanding at March 31, 2005	2	2
Additional paid-in capital	106,812	107,271
Deferred stock-based compensation	(2,745)	(2,113)
Accumulated other comprehensive income	648	575
Accumulated deficit	(18,380)	(15,651)
Total stockholders’ equity	86,337	90,084
Total liabilities and stockholders’ equity	$90,614	$95,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMDAT Mobile Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2004	2005
	(Unaudited)
Revenues(1)	$7,033	$15,132
Cost of Revenues	965	3,456
Gross profit	6,068	11,676
Operating Expenses:
Research and development	2,355	4,162
Selling and marketing	896	1,686
General and administrative	1,315	2,667
Acquired in-process research and development	—	250
Stock-based compensation(2)	711	357
Total operating expenses	5,277	9,122
Income from operations	791	2,554
Interest and other income (expense), net	(53)	253
Income before income tax provision	738	2,807
Income tax provision	—	78
Net income	$738	$2,729
Other comprehensive income:
Foreign currency translation adjustments	(12)	(73)
Comprehensive income	$726	$2,656
Net income per common share:
Basic	$0.23	$0.14
Diluted	$0.17	$0.13
Weighted average shares used in computing net income per common share:
Basic	3,242,476	19,973,734
Diluted	4,458,550	21,114,443

(1)          Includes revenues from a related party amounting to $1,266 and $1,906 for the three months ended March 31, 2004 and 2005, respectively (See Note 12).

(2)          Stock-based compensation charges are excluded from the following operating expense categories:

Research and development	$209	$139
Selling and marketing	195	21
General and administrative	307	197
Total	$711	$357

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMDAT Mobile Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,
	2004	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$738	$2,729
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	190	527
Acquired in-process research and development	—	250
Stock-based compensation and warrant amortization	711	357
Non-cash interest income, net	1	—
Provision for bad debts, net	—	118
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,407)	(1,535)
Prepaid expenses and other assets	(307)	(444)
Prepaid royalties	118	(688)
Accounts payable and accrued expenses	(595)	1,046
Deferred revenue	(245)	(77)
Other non-current liabilities	—	56
Net cash provided by (used in) operating activities	(796)	2,339
Cash flows from investing activities:
Purchases of property and equipment	(405)	(238)
Purchases of short-term investments	—	(18,102)
Sales of short-term investments	—	33,125
Business acquisition and investments	—	(10,710)
Net cash provided by (used in) investing activities	(405)	4,075
Cash flows from financing activities:
Net bank facilities repayments	(128)	(25)
Proceeds from issuance of restricted common stock	26	32
Net cash provided by (used in) financing activities	(102)	7
Effect of exchange rate changes on cash	18	87
Net increase (decrease) in cash and cash equivalents	(1,285)	6,508
Cash and cash equivalents, beginning of period	11,133	31,395
Cash and cash equivalents, end of period	$9,848	$37,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMDAT Mobile Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of JAMDAT Mobile Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements but do, in the opinion of management, reflect all adjustments considered necessary for a fair statement of the results for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, please refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2005.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (as revised, “SFAS 123R”) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates an enterprise’s ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in its consolidated statement of income. SFAS 123R also requires an enterprise to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options, and is currently assessing which model it may use in the future under SFAS 123R and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for the Company’s consolidated financial statements is January 1, 2006 based on the new effective date announced by the SEC, as discussed below.

Upon its adoption, SFAS 123R will have a significant impact on the Company’s consolidated financial statements as it will be required to expense the fair value of its stock option grants rather than disclose the impact on its consolidated net income in footnotes as is its current practice. The amounts disclosed in footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS 123R. Compensation expense calculated under SFAS 123R may differ from amounts currently disclosed in footnotes based on changes in the fair value of the Company’s common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of SFAS 123R, the Company may choose to use a different valuation model to value the compensation expense associated with employee stock options.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide guidance on SFAS 123R. SAB 107 was issued to assist registrants by simplifying some of the implementation challenges of SFAS 123R while enhancing the information that investors receive. SAB 107 provides guidance regarding valuation models, expected volatility and expected term. The Company will apply the guidance of SAB 107 in conjunction with its adoption of SFAS 123R.

3.   Acquisition of Downtown Wireless

On January 5, 2005, the Company acquired all of the membership interests of Downtown Wireless, LLC (“Downtown Wireless”), a publisher of wireless entertainment applications. The purchase price was comprised of $5,626,000 in cash and 34,635 shares of the Company’s common stock, with an estimated fair value of approximately $700,000 based on the average of the closing sales price per share of the Company’s common stock on the Nasdaq National Market for the three trading days prior to the closing of the acquisition. The Company also incurred approximately $140,000 of direct transaction costs related to the acquisition.

In accordance with the purchase method of accounting, the results of operations of Downtown Wireless and the estimated fair market values of the acquired assets and liabilities have been included in the consolidated financial statements from the date of the acquisition, January 5, 2005. The components of the aggregate costs of the transaction are as follows (in thousands):

Cash paid	$5,626
Common stock	700
Direct transaction costs	140
$6,466

At March 31, 2005, the balance of the direct transaction costs that remains to be paid was approximately $50,000, primarily comprised of accounting fees incurred.

The purchase price for Downtown Wireless was preliminarily allocated to assets acquired and liabilities assumed. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical cost basis. The excess of the purchase price over the fair value of the net tangible assets was allocated to goodwill and intangibles based on their estimated fair values determined by management with the assistance of a third party appraiser as follows (in thousands):

		Estimated Amortizable Life
Accounts receivable	$1,176	N/A
Acquired in-process research and development	250	N/A
Existing technology	2,600	5 years
Existing customer relationships	1,500	5 years
Other intangibles	150	2-5 years
Goodwill	795	N/A
Other liabilities	(5)	N/A
Total purchase price and transaction costs	$6,466

The final purchase price allocation will depend primarily upon the Company’s final determination of the total direct transaction costs.

Acquired in-process research and development (“IPRD”) includes the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, this non-recurring item was expensed as research and development in the consolidated statement of operations upon the completion of the acquisition.

Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by Downtown Wireless concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. Where development projects had reached technological feasibility, they were classified as existing technology and the value assigned to existing technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired IPRD. Key assumptions for IPRD included a discount rate of 32% and estimates of revenue growth, cost of sales, operating expenses and taxes.

Goodwill is comprised of the residual amount of the purchase price over the fair value of acquired tangible and intangible assets. The goodwill balance was a result of strategic positioning value and acquirer-specific synergistic value, including the value of the acquired Downtown Wireless workforce when combined with the Company’s operations.

If the operating results of Downtown Wireless had been included since the beginning of the three month period ended March 31, 2004, the pro forma revenues, net income and net income per share would be as follows (amounts in thousands, except share and per share data):

Revenues	$7,048
Net income	$462
Net income per share:
Basic	$0.14
Diluted	$0.10
Shares used for computing net income per share:
Basic	3,277,111
Diluted	4,493,185

4.   Certain Balance Sheet Items

Cash, Cash Equivalents, and Short-Term Investments

The following table summarizes the Company’s cash, cash equivalents and short-term investments as of March 31, 2005 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents (unaudited):
Cash and time deposits	$4,948	$—	$—	$4,948
Money market funds	32,955	—	—	32,955
Cash and cash equivalents	37,903	—	—	37,903
Short term-investments:
Auction rate notes	18,500	—	—	18,500
Short term-investments	18,500	—	—	18,500
Cash, cash equivalents and short-term investments	$56,403	$—	$—	$56,403

Auction rate notes are classified as short-term investments included in current assets as they are reasonably expected to be realized in cash or sold during the normal operating cycle of the Company. However, as of March 31, 2005, all of the Company’s short-term investments have contractual maturity dates greater than 10 years. For the three months ended March 31, 2004 and 2005, there were no gross realized gains on short-term investments, and therefore amortized cost approximated estimated fair value.

Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	Estimated
	Useful Life	December 31,	March 31,
	(Years)	2004	2005
			(Unaudited)
Computer hardware	3	$1,267	$1,329
Computer software	3	921	1,015
Furniture, fixtures and equipment	5	811	861
Leasehold improvements	5	424	449
		3,423	3,654
Less accumulated depreciation		(1,425)	(1,635)
		$1,998	$2,019

Depreciation expense for the three months ended March 31, 2004 and 2005 was $123,000 and $210,000, respectively.

Goodwill

The changes in the carrying value of goodwill related to the acquisition of Jeux Hexacto, Inc. (“Hexacto”), a Canadian developer of wireless entertainment applications, on July 3, 2003, and the acquisition of Downtown Wireless on January 5, 2005, are as follows (in thousands):

Balance at December 31, 2004	$4,081
Goodwill related to acquisition of Downtown Wireless (unaudited)	795
Effects of currency fluctuation (unaudited)	(20)
Balance at March 31, 2005 (unaudited)	$4,856

Intangible Assets

The following table summarizes the weighted average lives and carrying values of the Company’s acquired intangible assets by category (dollars in thousands):

	Weighted	As of December 31, 2004			As of March 31, 2005
	Average Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology	5	$404	$(303)	$101	$3,002	$(482)	$2,520
Customer relationships	5	183	(137)	46	1,682	(235)	1,447
Other intangibles	4	97	(18)	79	247	(33)	214
Total		$684	$(458)	$226	$4,931	$(750)	$4,181

Amortization expense for intangible assets was $67,000 and $317,000 for the three months ended March 31, 2004 and 2005, respectively.

As of March 31, 2005, expected future amortization of intangibles is as follows (in thousands):

Years Ending December 31,
2005 (remaining nine months)	$735
2006	910
2007	853
2008	843
2009 and thereafter	840
$4,181

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	As of	As of
	December 31,	March 31,
	2004	2005
		(Unaudited)
Accrued royalties	$1,838	$2,314
Accrued payroll and related benefits	268	473
Accrued vacation	325	391
Other	498	575
Total accrued expenses and other liabilities	$2,929	$3,753

5.   Notes Payable

As of March 31, 2005, JAMDAT Mobile (Canada) ULC (“JAMDAT Canada”) had an operating line of credit with the Bank of Montreal bearing interest at the bank’s prime lending rate plus 1.75%. Maximum borrowing of $200,000 Canadian Dollars is based on receivable levels of JAMDAT Canada and is collateralized by all the present and future accounts receivable, work in progress and inventory of JAMDAT Canada, as well as certain other assets of JAMDAT Canada. The credit facility requires JAMDAT Canada to maintain certain financial and non-financial covenants, the most restrictive of which is maintaining minimum working capital and debt to net tangible asset ratios. JAMDAT Canada is in compliance with these covenants at March 31, 2005. The Company guarantees JAMDAT Canada’s obligations to the Bank of Montreal. No borrowings were outstanding under this credit facility at March 31, 2005.

JAMDAT Canada also has a fixed asset loan with the Bank of Montreal bearing interest at the bank’s prime lending rate plus 3%. The loan is collateralized by certain assets of JAMDAT Canada and is payable through February 2006. The Company guarantees JAMDAT Canada’s obligations to the Bank of Montreal. The loan agreement requires JAMDAT Canada to maintain certain financial and non-financial covenants, the most restrictive of which is maintaining minimum working capital and debt to net tangible asset ratios. JAMDAT Canada is in compliance with these covenants at March 31, 2005. At March 31, 2005 the outstanding principal balance of the loan was approximately $13,000.

In connection with the acquisition of Hexacto, the Company assumed a note payable which was originally an obligation of the seller. The uncollateralized obligation is repayable in monthly principal payments of $6,588 through August 2005. As of March 31, 2005, the outstanding principal balance of the note was approximately $28,000.

6.   Income Taxes

As a result of the generation or utilization of net operating losses, the Company has not recorded a provision for federal, state or foreign income taxes except for the estimated alternative minimum tax liability for federal and state tax purposes.

Given the cumulative history of operating losses in prior years and the potential limitations on the utilization of net operating losses as a result of changes in control, the Company has recorded a full valuation allowance against its deferred tax assets as there is uncertainty surrounding the realization of these benefits in the future. However, given the recent history of operating income in 2004 and the three months ended March 31, 2005, the Company will continue to reassess the need for the valuation allowance on its net deferred tax assets.

7.   Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and complies with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference between the deemed fair value of the Company’s common stock and the exercise price on the date of grant. The Company accounts for non-employee stock-based awards, in which goods or services are the consideration received for the equity instruments issued, in accordance with the provisions of SFAS No. 123 and related interpretations.

The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2004	2005
	(Unaudited)
Risk free interest rate	4%	3%
Expected life (years)	3	4
Expected volatility	90%	90%
Dividend yield	0%	0%

The following table illustrates the effect on net income attributable to common stockholders and net income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2004	2005
	(Unaudited)
Net income:
As reported	$738	$2,729
Stock-based compensation expense included in reported net income	711	357
Stock-based compensation expense determined under the fair value method	(760)	(1,122)
Pro forma	$689	$1,964
Net income per common share—basic:
As reported	$0.23	$0.14
Per share effect of stock-based compensation expense included in reported net income	0.22	0.02
Per share effect of stock-based compensation expense determined under the fair value method	(0.24)	(0.06)
Pro forma	$0.21	$0.10
Net income per common share—diluted:
As reported	$0.17	$0.13
Per share effect of stock-based compensation expense included in reported net income	0.16	0.02
Per share effect of stock-based compensation expense determined under the fair value method	(0.18)	(0.06)
Pro forma	$0.15	$0.09

The amortization of deferred stock-based compensation is being recognized as stock-based compensation expense included in reported net income over the related graded vesting schedule of the stock awards, which equals the service period. Deferred stock-based compensation determined by the Company using APB No. 25 represents the difference between the deemed fair value of the Company’s common stock for financial accounting purposes and the exercise price of those stock awards at the date of grant, or upon final measurement for previously variable awards.

Future annual amortization of deferred stock-based compensation for restricted common stock and options as of March 31, 2005 is as follows (in thousands):

Years Ending December 31,
2005 (remaining nine months)	$1,063
2006	780
2007	248
2008	22
$2,113

8.   Restricted Stock Awards

On January 5, 2005, the Company issued 34,635 shares of restricted common stock in connection with the acquisition of Downtown Wireless (See Note 3).

During the three months ended March 31, 2005, the Company repurchased 54,619 shares of restricted common stock from a former employee for a cash payment of $21,556 in accordance with the terms of the original stock grant.

9.   Net Income Per Common Share:

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (amounts in thousands, except share and per share data):

	Three Months Ended March 31,
	2004	2005
	(Unaudited)
Historical:
Net income	$738	$2,729
Weighted average common shares	4,249,721	20,558,154
Weighted average common shares subject to repurchase	1,007,245	584,420
Denominator for basic calculation	3,242,476	19,973,734
Weighted average dilutive common stock warrants	238,554	3,942
Weighted average dilutive common stock options	318,120	602,646
Weighted average dilutive common shares subject to repurchase	659,400	534,121
Denominator for dilutive calculation	4,458,550	21,114,443
Basic net income per share	$0.23	$0.14
Diluted net income per share	$0.17	$0.13

No warrants or options had an anti-dilutive effect on the calculation of diluted earnings per share during either of the three month periods ended March 31, 2004 or 2005, because the exercise prices were less than the average price of the common shares during the respective periods.

10.   Segment and Geographic Region Information

The Company operates in one industry segment. The Company’s headquarters and most of its operations are located in the United States. In 2003, the Company established a European sales office in the United Kingdom and acquired a development studio in Montreal, Canada. In 2004, the Company opened offices in Tokyo, Japan, and Hyderabad, India, to further enable the development and distribution of its applications in the Japanese and Indian markets, respectively. In 2004, the Company also invested in a Chinese wireless entertainment distributor that distributes the Company’s applications in China. Geographic revenue information is based on the source of the revenue. Geographic long lived tangible asset information is based on the physical location of the assets. For the three months ended March 31, 2004 and 2005, no country outside of the United States accounted for 10% or more of total revenues. Revenues from unaffiliated customers and long-lived assets by geographic region are as follows (in thousands):

	Three Months Ended March 31,
	2004	2005
	(Unaudited)
Revenues:
United States	$5,501	$13,070
International	1,532	2,062
	$7,033	$15,132

	As of December 31, 2004	As of March 31, 2005
		(Unaudited)
Long-lived assets:
United States	$1,561	$1,568
International	437	451
	$1,998	$2,019

11.   Commitments and Contingencies

Guaranteed Royalty Payments

During the three months ended March 31, 2005, the Company entered into new license agreements calling for $6.1 million in additional commitments to pay advance royalties in addition to the guaranteed future royalty agreements in existence at December 31, 2004.

Future guaranteed royalty payments under license agreements as of March 31, 2005 are as follows (in thousands):

Year Ending December 31,	Guaranteed Royalties
2005 (remaining nine months)	$955
2006	2,955
2007	3,525
$7,435

Litigation

On February 22, 2005, the Company was named as a co-defendant, along with Atari, Atari Interactive, Hasbro and AT&T Wireless, in a federal action brought by Games, Inc. in the Southern District of New York. Games, Inc. alleged in this action that the Company’s distribution of certain wireless games under license from Atari and Hasbro was a violation of Games, Inc.’s rights. On April 11, 2005, Games, Inc. voluntarily dismissed the action against all of the co-defendants, including the Company.

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

12.   Related Party Transactions

An affiliate of Sprint PCS, one of the Company’s carriers, holds an ownership interest in the Company. For the three month periods ended March 31, 2004 and 2005, the Company generated revenues of $1,266,000 and $1,906,000, respectively, from this related party.

13.   Subsequent Events

The Blue Lava Acquisition and Tetris License Agreement

On April 20, 2005, the Company and its newly-created wholly-owned subsidiary, JAMDAT Mobile (Hawaii) LLC (“JAMDAT Hawaii”), entered into a purchase agreement with Blue Lava Wireless, LLC (“Blue Lava”), and Henk B. Rogers 2005 Dynasty Trust, Akemi M. Rogers 2005 Dynasty Trust, Henk Rogers and Akemi Rogers (collectively, the “Members”). Under the terms of the purchase agreement, JAMDAT Hawaii acquired all of the membership interests of Blue Lava from the Members. One of the principal assets of Blue Lava acquired by the Company was an exclusive worldwide license to distribute Tetris on mobile telephony devices, as described in more detail below.

The purchase price for the membership interests of Blue Lava was comprised of the following:

•       an initial cash payment of $60.0 million (including a $5.0 million deposit paid in March 2005, which is included in other non-current assets in the condensed consolidated balance sheet as of March 31, 2005 and excluding payment of approximately $3.7 million for net cash and accounts receivable);

•       a deferred payment of $13.7 million due on the one year anniversary of the closing of the acquisition, which can be paid in cash or stock at the Company’s option;

•       3,050,000 shares of the Company’s common stock (with an estimated fair value of approximately $48.3 million based on the average of the closing sales price per share of the Company’s common stock on the Nasdaq National Market for the three days prior to the close of the acquisition) delivered to the Members at the closing of the acquisition; and

•       an additional 1,000,000 shares of the Company’s common stock to be held in escrow for a period of three years.

The escrowed shares will be held in an escrow account to provide a source of recovery for claims the Company may have pursuant to the indemnification provisions of the purchase agreement. On each of the first three anniversaries of the closing date of the Blue Lava acquisition, one third of the escrowed shares, less any shares retained to satisfy pending indemnification claims, will be released to the Members.

In connection with the Blue Lava acquisition, Blue Lava and the Tetris Company, LLC (“TTC”) entered into a new license and distribution agreement with the Company and JAMDAT Hawaii on April 20, 2005. Under this license agreement, TTC granted Blue Lava, as licensee, the exclusive worldwide right to distribute, sell and otherwise commercially exploit Tetris on mobile telephony devices for a period of fifteen years, with an option to renew the license for an additional three years. Blue Lava contemporaneously assigned the license agreement, including all of its rights as licensee thereunder, to JAMDAT Hawaii.

The rights granted under the license agreement to publish Tetris became immediately available on April 20, 2005 with respect to North America, Latin America and India. The rights granted under the license agreement to publish Tetris in Europe, Japan, Korea, China, Australia and New Zealand will become available throughout the remainder of 2005, as the current licensees’ rights expire. The Company is currently determining the estimated fair value of the intangible assets acquired with the assistance of a third party appraiser.

The Comerica Credit Facility

On April 20, 2005, the Company entered into a loan and security agreement with Comerica Bank, providing for a 29 month term loan of $10 million  and a 24 month revolving credit facility in an amount up to $15 million that bear interest at variable rates tied to either prime or LIBOR, at the Company’s discretion. As of May 11, 2005, the term loan and the revolver are bearing interest at  6.07% and  5.65%, respectively. The revolving credit facility is limited to 80% of eligible accounts receivable where eligible accounts receivable excludes certain foreign and long-outstanding receivables. The obligation to repay borrowings under this agreement is collateralized by a first priority lien on all of the Company’s assets. The extension of credit to the Company is subject to certain covenants and restrictions, the most restrictive of which require the Company to maintain certain minimum trailing EBITDA and liquidity ratios. At May 11, 2005, the Company had borrowed $10 million under the term loan and had drawn $5 million under the revolving credit facility. At May 11, 2005, available borrowings under the credit facility were $4.6 million.

Principal payments on the term loan are due quarterly beginning June 30, 2005, as follows (in thousands):

Principal
Payments
Year Ending December 31,	Due
2005	$2,000
2006	4,250
2007	3,750
$10,000

Amounts borrowed under the revolving credit facility are due April 20, 2007.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In making such statements, we must rely on estimates and assumptions drawn in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These estimates and assumptions are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond our control. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements made by us, or on our behalf.

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

Risks and uncertainties that could cause actual results to differ from our forward-looking statements include our ability to integrate the acquisitions of Downtown Wireless and Blue Lava, our ability to market and sell products in diverse market segments, our reliance on a limited number of products and third-party vendors and distributors, our ability to expand studio operations, increases in fulfillment costs, disruptions to information technology systems, unpredictable events and circumstances relating to international suppliers, increased competition, government regulatory action and general economic conditions. Please refer to the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations” and elsewhere in this report for more information.

We undertake no obligation to update our forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. The following should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and notes thereto included in Item 1 of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004.

The “JAMDAT” family of related marks, images and symbols are our properties and trademarks. All other trademarks, trade names and service marks appearing in this report are the property of their respective holders. References to “JAMDAT,” “we,” “us,” “our,” or similar terms refer to JAMDAT Mobile Inc. together with its consolidated subsidiaries.

Overview

We are a leading global publisher of wireless entertainment applications, including games, ring tones, images and other entertainment content. We have agreements to distribute our applications in over 40 countries through more than 80 wireless carriers. Our customers typically purchase our applications through a wireless carrier’s branded e-commerce service accessed directly from their multimedia-capable mobile phones. These carrier services include, among others, Verizon Wireless’ Get It Now, Sprint PCS Vision, Cingular MEdia and Vodafone live!. Our customers download our applications to their mobile phones and are charged a one-time or monthly subscription fee for the application which appears on their mobile phone bill. The wireless carrier collects the fee, retains a percentage and remits the balance to us. We also distribute our applications through Internet portal sites, retail stores and mobile phone manufacturers that embed our games directly in mobile phones.

Our games and other entertainment applications are based on intellectual properties that we create or own, and well-established brands that we license from third parties. Our original properties include, among others, JAMDAT Bowling, Lemonade Tycoon and Downtown Texas Hold’em. Our licensed brands include, among others, Tetris (as of April 2005), Bejeweled, The Lord of the Rings, Tony Hawk’s Underground, Scrabble, Boggle and Yahtzee. We also currently have license agreements with the NFL, MLB, the NBA and the NHL. In March 2005, we extended our relationship with MLB by entering into a three year exclusive license to develop and distribute MLB-branded wireless simulation games in the Americas, Australia and New Zealand. We develop our applications both internally and through third-party developers.

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

•       Complexity of mobile phone features and technologies.   We support numerous mobile phone models and technologies in an effort to reach the maximum number of wireless subscribers. We have developed processes and proprietary technologies that have enabled us to deploy our applications efficiently to over 250 mobile phone models. However, keeping pace with the rapid innovation of mobile phone technologies together with the continuous introduction of new mobile phone models by wireless carriers, requires investment in deployment capabilities, including personnel, technologies and equipment. To date, we have broadly supported mobile phones utilizing BREW or Java as the primary application environment.

•       Composition of our application portfolio.   Our strategy is to publish a diversified and balanced portfolio of high-quality applications based on both JAMDAT brands that we create or own and brands that we license from third parties. For example, in April 2005, we acquired a fifteen year exclusive worldwide license to exploit Tetris on mobile telephony devices, with an additional three year renewal option. We also recently expanded our catalog of JAMDAT brands by acquiring Downtown Texas Hold’em, and continue to focus on creating JAMDAT-branded applications that typically generate higher margins for us. For the three month periods ended March 31, 2004 and 2005, we derived 51% and 43%, respectively, of our revenues from JAMDAT-branded applications. Our license agreements for third-party brands typically require that we pay an advance or guaranteed royalty payment. We generally recoup all of the advances we have paid from royalties earned from sales of the application before the licensor receives any further royalty payments from us. We also distribute applications for other publishers, developers and licensors. When we distribute applications, we generally do not assume the cost or responsibility associated with application development, which ultimately results in a higher royalty payment to the third party, and therefore, a lower gross margin for us on distributed products. For each of the three month periods ended March 31, 2004 and 2005, these third party distribution services accounted for less than 1% of our revenues.

•       Pricing of our applications.   Our prices and purchasing methods vary by application, mobile phone model and wireless carrier. We offer some of our applications only on a monthly subscription basis and others only through a one-time purchase option. We also bundle multiple applications for a monthly subscription fee. Subscriptions to our applications generally renew automatically on a month-to-month basis and are terminable by our customers at any time. Although we have the ability to propose prices to our carriers, in general, the final price for our applications is set by the carrier. The carriers typically charge $1.49 to $2.99 for a monthly subscription and $3.99 to $7.49 for a one-time purchase of our applications. For the three month periods ended March 31, 2004 and 2005, we derived approximately 30% and 24% of our revenues, respectively, from subscriptions.

•       Revenues by carrier.   Although we intend to expand our use of alternative distribution channels such as Internet portals to market and sell our applications, we primarily distribute our applications through wireless carriers. We generally seek to create direct contractual relationships with these carriers when they launch their “bill on behalf” of services. Our ability to generate revenues and the terms under which we deliver our applications depend on a number of factors, including our ability to maintain strong relationships with the carriers and to differentiate our applications from those of our competitors. Subscribers of Verizon Wireless, Cingular/AT&T Wireless and Sprint PCS, our top three largest carrier relationships by revenue, accounted for approximately 35%, 9% (assuming the Cingular/AT&T Wireless merger had been completed prior to 2004) and 13%, respectively, of our revenues during the three month period ended March 31, 2004, and approximately 31%, 26% and 13%, respectively, of our revenues during the three month period ended March 31, 2005.

•       Revenues by geography.   While we initially focused on building our presence in the United States, we believe that the wireless entertainment market is expanding globally and are pursuing revenue opportunities outside of the United States. Our Montreal, Canada office distributes our applications to wireless carriers in Canada and, starting in late 2003, our Guildford, England office began distributing our applications throughout Europe. In April 2004, we opened an office in Tokyo, Japan to distribute our applications in the Japanese market. We distribute our applications in China and Korea through local distribution partners, and in December 2004, we invested in a Chinese wireless entertainment distributor to further enable the distribution of our applications in China. In August 2004, we opened an office in Hyderabad, India to distribute our applications in India and provide offshore software development services. All of our other international distribution efforts are currently managed directly from the United States. We also believe that our recent acquisition of Blue Lava in April 2005 and the related acquisition of a long-term exclusive worldwide license to exploit Tetris on mobile telephony devices will enable us to increase our international revenues. During the three month periods ended March 31, 2004 and 2005, we derived approximately 22% and 16% of our revenues, respectively, from international markets.

Recent Acquisitions

On January 5, 2005, we acquired all of the membership interests of Downtown Wireless. The purchase price was comprised of $5,626,000 in cash and 34,635 shares of our common stock, with an estimated fair value of approximately $700,000 based on the average of the closing sales price per share of our common stock on the Nasdaq National Market for the three trading days prior to the closing of the acquisition. We also incurred approximately $140,000 of direct transaction costs related to the acquisition.

On April 20, 2005, we and our newly-created wholly-owned subsidiary JAMDAT Hawaii, entered into a purchase agreement with Blue Lava, and its former Members. Under the terms of the purchase agreement, JAMDAT Hawaii acquired all of the membership interests of Blue Lava from its former Members. One of the principal assets of Blue Lava acquired by us was a new fifteen year exclusive worldwide license to distribute Tetris on mobile telephony devices, renewable for an additional three years at our option.

The purchase price for the membership interests of Blue Lava was comprised of the following:

•  an initial cash payment of $60 million (including a $5 million deposit paid in March 2005, which is included in other non-current assets in the condensed consolidated balance sheet as of March 31, 2005 and excluding payment of approximately $3.7 million for net cash and accounts receivable);

•  a deferred payment of $13.7 million due on the one year anniversary of the closing of the acquisition, which can be paid in cash or in shares of our common stock at our option;

•  3,050,000 shares of our common stock (with an estimated fair value of approximately $48.3 million based on the average of the closing sales price per share of our common stock on the Nasdaq National Market for the three trading days prior to the closing of the acquisition) delivered to the Members at the closing of the acquisition; and

•  an additional 1,000,000 shares of our common stock to be held in escrow for a period of three years.

Results of Operations

The following table sets forth the items in our historical consolidated statements of operations for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2004	2005
	(Unaudited)
Revenues	$7,033	$15,132
Cost of Revenues	965	3,456
Gross profit	6,068	11,676
Operating Expenses:
Research and development	2,355	4,162
Selling and marketing	896	1,686
General and administrative	1,315	2,667
Acquired in-process research and development	—	250
Stock-based compensation	711	357
Total operating expenses	5,277	9,122
Income from operations	791	2,554
Interest and other income (expense), net	(53)	253
Income before income tax provision	738	2,807
Income tax provision	—	78
Net income	$738	$2,729

	Three Months Ended March 31,
	2004	2005
	(Unaudited)
Revenues	100%	100%
Cost of Revenues	14	23
Gross profit	86	77
Operating Expenses:
Research and development	33	27
Selling and marketing	13	11
General and administrative	19	18
Acquired in-process research and development	—	2
Stock-based compensation	10	2
Total operating expenses	75	60
Income from operations	11	17
Interest and other income (expense), net	(1)	2
Income before income tax provision	10	19
Income tax provision	—	1
Net income	10%	18%

Sources of Revenues

We principally derive revenues from the licensing of our applications to wireless subscribers for a one-time purchase fee or a monthly subscription fee. Substantially all of these fees appear on our customers’ monthly mobile phone bill. In accordance with our carrier agreements, the carriers perform billing and collection functions and remit a percentage of the fees to us. We recognize the net amount of revenues due to us from the wireless carrier. We generate the vast majority of our revenues through our carrier distribution channel when wireless subscribers download our applications to their mobile phones, typically through a carrier’s branded e-commerce service. Our customers may also initiate the purchase of our applications from various Internet portal sites or through other delivery mechanisms with carriers continuing to be responsible for billing, collecting and remitting to us a percentage of those fees. We also generate limited revenues from mobile phone manufacturers when they embed one of our applications directly into a mobile phone. We generally receive payment from the manufacturer on a per mobile phone basis. Revenues from embed sales represented 4% and 2% of our revenues for the three month periods ended March 31, 2004 and 2005, respectively. Finally, we generate limited revenues from the sale of some of our applications, including PC and PDA products, through Internet portal sites and retail stores. Revenues from these sales represented 3% and 1% of our revenues for the three month periods ended March 31, 2004 and 2005, respectively. We currently anticipate that revenues from PC and PDA products, which are a result of the Hexacto acquisition, will continue to decline as a percentage of total revenues. We expect this decline because we do not currently anticipate significant future investment in these types of revenue opportunities.

Cost of Revenues

Our cost of revenues includes amortization of advance or guaranteed royalties to licensors, royalty payments to licensors, royalty payments to developers in excess of development costs, amortization of other intangibles and other costs. Our gross profit is determined largely by the mix of our JAMDAT-branded and licensed applications sold during a particular period under varying royalty obligations associated with each application. There are multiple internal and external factors that affect the mix between sales of JAMDAT-branded and licensed applications including the overall ratio of JAMDAT-branded applications to licensed applications available for sale during a particular period. The success of any individual application during a particular period is affected by internal and external factors such as marketing and media exposure, product quality, competitive products and consumer acceptance. If our mix of sales shifts substantially to licensed applications or applications with higher overall royalty rates, our gross margin would decline.

We capitalize advance or guaranteed royalty payments to licensors to prepaid royalties on the accompanying balance sheet and amortize these amounts to cost of revenues over the period in which revenues for the license will be generated, which is typically over the term of the license agreement. If our licensors earn royalties in excess of advances or guaranteed payments, we categorize the excess royalties as cost of revenues in the period they are earned by the licensor. If our external developers earn royalties in excess of our previously expensed application development costs, we similarly categorize the excess royalties as cost of revenues in the period the developer actually earns the royalties. Most of our licensors and developers have the right to audit our calculation of their royalties. If the outcome of an audit by a licensor or developer led to a disagreement which ultimately resulted in an additional royalty obligation, we would categorize the amount as a cost of revenues in the period in which the additional obligation was realized. Costs incurred for the development of our applications prior to technological feasibility are expensed as incurred throughout the development process, and are included in research and development expenses.

Amortization of other intangibles relates to amortization of assets acquired through the acquisition of businesses. We amortize other intangibles over the estimated useful life of the respective assets. We expect amortization of other intangibles to significantly increase as we begin to account for our April 20, 2005 acquisition of Blue Lava. See “—Recent Acquisitions.”

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

We devote substantial resources to the development and deployment of our applications and expect this to continue in the future. We attempt to balance the mix of internal and external application development. We believe that developing applications internally through our own employee developers allows us to increase margins, leverage the technology we have developed and better control application delivery. The use of external development allows us to significantly increase the number and diversity of our applications while controlling fixed costs. We also believe external developers provide dynamism and creativity and we will continue to work closely with the best-available application developers. Our external application development costs are typically structured as non-refundable advance payments against future royalties earned, if any. The advance amounts generally range between $60,000 and $200,000 per application. Our applications generally require from six months to one year to produce, based on the complexity and feature set of the application developed, the number of platforms and handsets covered and the experience of the developer. We expect the payments to developers and the production time to increase as the complexity and feature sets of the applications they develop increase. We expect our research and development expenses will increase as we continue to create new applications and technologies as our company grows.

Selling and Marketing.   Our selling and marketing expenses relate primarily to the compensation and associated costs for marketing and sales personnel, marketing and advertising, trade shows, public relations and other promotional activities, and general business development activities. We expect selling and marketing expenses to increase with the growth of our business and as we further promote the JAMDAT brand and our applications in the future.

General and Administrative.   Our general and administrative expenses relate primarily to the compensation and associated costs for general and administrative personnel, professional fees, facility costs, information technologies and service costs. As of May 11, 2005, in addition to our headquarters located in Los Angeles, California, we maintain offices in Honolulu, Hawaii; Tokyo, Japan; Montreal, Canada; Guildford, England; and Hyderabad, India. We expect that general and administrative expenses will increase as we hire additional personnel and incur costs related to the anticipated growth of our business and our operation as a public company.

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

Prior to our IPO, we granted stock awards and options to our employees and directors under our equity plans that were intended to be exercisable at a price per share not less than the fair value of the shares of our common stock underlying those options or stock awards on their respective dates of grant. Because there was not a public market for our shares prior to our IPO, our board of directors determined these exercise prices in good faith, based on the best information available to the board and our management at the time of grant. All stock awards and options granted subsequent to our IPO have been and will continue to be issued with exercise prices equal to the market value of our stock at the close of business on the date of grant.

We recognize compensation expense as we amortize the deferred stock-based compensation amounts on an accelerated basis over the related graded vesting periods, generally over four years.

During the three month period ended March 31, 2004, we recorded deferred stock-based compensation to stockholders equity of $3.5 million related to the grant of new restricted common stock and options awards.  During the three month period ended March 31, 2005, we recorded a reduction in deferred stock-based compensation to stockholders equity of $0.3 million related to the repurchase of previously granted restricted common stock and options awards. Future annual amortization of deferred stock-based compensation for restricted common stock and options as of March 31, 2005 is as follows (in thousands):

Years Ending December 31,
2005 (remaining nine months)	$1,063
2006	$780
2007	$248
2008	$22

In December 2004, the FASB revised SFAS No. 123, “Share-Based Payment” with SFAS 123R which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. We expect our stock based compensation to increase upon our adoption of SFAS 123R which is required for the first quarter of 2006. We are continuing to analyze the impact of the adoption of SFAS 123R on our financial results.

Income Taxes

We are subject to tax in the United States on our U.S. sourced income. Due to our net operating losses, we have not paid regular U.S. federal or state income taxes since inception and have generated significant net operating loss carryforwards. Certain revenues generated outside of the United States are subject to foreign withholding taxes. These taxes are withheld from revenues generated by our partners in certain foreign countries based on specific tax treaties with the United States. These foreign withholding taxes are available as foreign tax credits against future taxable income. We have placed a valuation allowance against our net deferred tax assets as of December 31, 2004 and March 31, 2005 because of our assessment that, due to our history of cumulative operating losses and the related uncertainty about our ability to generate sufficient taxable income during the carryforward period, it is not more likely than not that we will realize the deferred tax assets. However, given our recent history of operating income for the year ended December 31, 2004 and the three months ended March 31, 2005, we will continue to reassess the need for the valuation allowance on our net deferred tax assets.

Comparison of the quarters ended March 31, 2004 and 2005

Revenues.   Our revenues increased 115% from $7.0 million for the three month period ended March 31, 2004, to $15.1 million for the three month period ended March 31, 2005. This increase was primarily due to a growth in sales of our applications resulting from an increase in the number of addressable next-generation handsets, as a result of sales of new handsets by our carriers and the addition of new carriers offering application download services. We increased the number of applications generating revenue to 110 during the three month period ended March 31, 2005 from 75 during the three month period ended March 31, 2004. In addition, our first quarter of 2005 benefited from increased revenue resulting from our acquisition of Downtown Wireless. Our international revenues decreased from 22% in the three month period ended March 31, 2004 to 16% in the three month period ended March 31, 2005 due primarily to stronger growth in the U.S. market. Despite declining as a percentage of our total revenue, our revenue from international sales increased 45% from the first quarter of 2004 to the first quarter of 2005. The impact of exchange rate changes on revenue denominated in currencies other than U.S. dollars amounted to a net increase of approximately $0.2 million for the three month period ended March 31, 2005.

Cost of Revenues.   Cost of revenues increased 258% from $1.0 million for the three month period ended March 31, 2004, to $3.5 million for the three month period ended March 31, 2005. The increase was primarily due to increased royalty payments to developers and licensors resulting from our increased revenues, an increase in license amortization (from $0.2 million to $0.8 million for the three month periods ended March 31, 2004 and 2005, respectively) due to the acquisition of additional licenses including recently extended licenses with Atari and MLB, and increased amortization of other intangible assets (from $67,000 to $290,000 for the three month periods ended March 31, 2004 and 2005, respectively) in connection with our first quarter acquisition of Downtown Wireless.

Gross Profit.   Our gross profit increased 92% from $6.1 million for the three month period ended March 31, 2004, to $11.7 million for the three month period ended March 31, 2005. The increase was primarily due to an increase in our revenues offset slightly by increases in our cost of sales. Our gross profit decreased as a percentage of revenues from 86% for the three month period ended March 31, 2004, to

77% for the three month period ended March 31, 2005. This decrease is a result of increased royalty payments associated with the increased sale of licensed properties as a percentage of revenue from 50% of sales in the three month period ended March 31, 2004, to 57% of sales in the three month period ended March 31, 2005. In addition, royalty payments to developers and licensors for products that have earned royalties in excess of advance payments have increased over the prior year period as a result of our increased revenues from certain products.

Research and Development.   Research and development expenses increased 77% from $2.4 million for the three month period ended March 31, 2004, to $4.2 million for the three month period ended March 31, 2005. The increase primarily resulted from an increase in the number of applications being developed from the prior year, an increase in the number of distribution partners and models of addressable next generation handsets for which we must make our products available, an increased investment in feature sets and art assets as required by more capable devices and increased consumer expectation, an increase in our full-time headcount, the opening and operation of offices in Japan and India and increased spending on platform technologies, mobile phones and wireless service plans to support our development and deployment efforts. External development expenses represented 18% of total research and development expenses during the three month period ended March 31, 2005, compared to 23% over the same period in 2004. As a percentage of revenues, research and development expenses declined from 33% in the three month period ended March 31, 2004, to 27% in the three month period ended March 31, 2005, due to the overall growth of our revenues which resulted in economies of scale in our research and development expenses.

Selling and Marketing.   Selling and marketing expenses increased 88% from $0.9 million for the three month period ended March 31, 2004, to $1.7 million for the three month period ended March 31, 2005. The increase primarily resulted from higher spending on targeted online advertising, an increase in our full-time headcount and the opening and operation of our office in Japan. As a percentage of revenues, selling and marketing expenses declined from 13% in the three month period ended March 31, 2004, to 11% in the three month period ended March 31, 2005, due to the overall growth of our revenues which resulted in economies of scale in our selling and marketing expenses.

General and Administrative.   General and administrative expenses increased 103% from $1.3 million for the three month period ended March 31, 2004, to $2.7 million for the three month period ended March 31, 2005. The increase in general and administrative expenses was due primarily to increased full-time head count, the opening and operating of our office in Japan and increased insurance and legal and accounting fees specifically related to our operations as a public company. As a percentage of revenues, general and administrative expenses declined from 19% in the three month period ended March 31, 2004, to 18% in the three month period ended March 31, 2005, due to the overall growth of our revenues which resulted in economies of scale in our general and administrative expenses.

Stock-based Compensation.   Stock-based compensation for the three month period ended March 31, 2004 was $0.7 million compared to $0.4 million for the three month period ended March 31, 2005. Amortization of deferred stock-based compensation relates to certain stock grants made through 2004 at exercise prices below the deemed fair value for financial accounting purposes. The decrease in stock based compensation is due to the acceleration of amortization of deferred stock-compensation, as well as cancellations of stock awards due to employee terminations.

Acquired In-Process Research and Development or IPRD.   IPRD for the three month period ended March 31, 2005 represents the write-off of acquired in-process research and development related to our January 5, 2005 acquisition of Downtown Wireless.

Interest and Other Income (Expense), Net.   Interest and other income (expense), net for the three month period ended March 31, 2004 amounted to an expense of $53,000 compared to income of $253,000 for the three month period ended March 31, 2005. The change was primarily a result of $350,000 of interest income related to investment of the IPO proceeds during the three month period ended March 31, 2005.

Income tax provision.   We had no income tax provision for the three month period ended March 31, 2004, compared to an income tax provision of $78,000 for the three month period ended March 31, 2005. Our income tax provision for the three month period ended March 31, 2005 relates to estimated alternative minimum tax liability for federal and state tax purposes. During the comparable period in 2004, we did not anticipate owing alternative minimum tax and therefore did not record an income tax provision.

Liquidity and Capital Resources

Since our inception, our primary sources of liquidity were private placements of preferred shares amounting to $32.6 million, net proceeds from our IPO in October 2004 amounting to $63.3 million and more recently cash flows from operations. We currently anticipate that our primary sources of liquidity will come from cash generated from operating activities and borrowings under our credit facility. Our cash, cash equivalents and short-term investments were $64.9 million as of December 31, 2004, and $56.4 million as of March 31, 2005.

Our net cash used in operating activities was $0.8 million for the three month period ended March 31, 2004, compared to net cash provided by operating activities of $2.3 million for the three month period ended March 31, 2005. Net cash used in operating activities for the three months ended March 31, 2004 was primarily the result of significant increases in accounts receivable and other assets, offset by our net income of $0.7 million and non-cash items such as depreciation and amortization and stock-based compensation. Net cash provided by operating activities for the three month period ended March 31, 2005 was primarily the result of net income of $2.7 million and non-cash items such as depreciation and amortization, acquired in-process research and development and stock-based compensation, offset by increases in accounts receivable, other operating assets and the acquisition of brand licenses. Accounts receivable from carriers have increased with our revenue growth. Our days sales in outstanding receivables decreased to 92 days at March 31, 2005, compared to 103 days at December 31, 2004, due to collection of a past due balance from our largest carrier. Our accounts receivable balance increased by $1.4 million and $1.7 million for the three month periods ended March 31, 2004 and 2005, respectively. The growth in receivables is anticipated to continue if our revenues continue to increase and this will continue to have a significant impact on our cash flows from operations. For the three month periods ended March 31, 2004 and 2005, we paid $75,000 and $1.4 million, respectively, for the acquisition of third party licenses, which is included in prepaid royalties in cash flows from operations. In the future, we may be required to spend increasing amounts of money to acquire desirable third party licenses depending on the rights that we acquire and the value that the license holders place on those rights. If we acquire new third party licenses, we will likely spend significant amounts to develop and market products for the acquired licenses.

Our net cash used in investing activities was $0.4 million for the three month period ended March 31, 2004, compared to net cash provided by investing activities of $4.1 million for the three month period ended March 31, 2005. Net cash used in investing activities for the three month period ended March 31, 2004 consisted of $0.4 million in acquisitions of fixed assets. Net cash provided by investing activities for the three month period ended March 31, 2005 was comprised of a $5.7 million business acquisition of Downtown Wireless and a $5.0 million good faith deposit related to our second quarter acquisition of Blue Lava, $18.1 million used to purchase short term investments and $0.2 million used in acquisitions of fixed assets, offset by the sale of $33.1 million of short term investments. Our acquisitions of fixed assets were primarily to purchase personal computers, servers, software and fixtures. We expect to continue to invest in our facilities and technology to support our operations and remain competitive. In addition, it is likely that we will continue to use cash to fund our current international operations or possibly make additional acquisitions or investments.

Our net cash used in financing activities was $0.1 million for the three month period ended March 31, 2004, compared to net cash provided by financing activities of $7,000 for the three month period ended March 31, 2005. Net cash used in financing activities for the three month period ended March 31, 2004 was comprised of net payments of bank facilities $0.1 million, offset by proceeds from the issuance of common stock of $26,000. Net cash provided by financing activities for the three month period ended March 31, 2005 consisted of proceeds from the issuance of common stock of $32,000, offset by net payments of bank facilities of $25,000.

On April 20, 2005, we utilized $55 million in cash as partial payment for the acquisition of Blue Lava. Immediately prior to the acquisition, we put into place a credit facility of up to $25 million, of which we immediately drew down $15 million. Following the consummation of the Blue Lava acquisition, we have approximately $16 million in cash and cash equivalents and access to up to $10 million in additional borrowings under the credit facility, as further discussed below.

We believe that our current cash and cash equivalents, cash flow from operations and amounts available under credit facilities will be sufficient to meet our anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain a credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in incurring debt service obligations and could result in operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Indebtedness

As of March 31, 2005, we had $41,000 of indebtedness, and we did not have any material outstanding debt securities, material contingent liabilities or material mortgages or liens.

JAMDAT Canada has an operating line of credit with the Bank of Montreal bearing interest at the bank’s prime lending rate plus 1.75%. Maximum borrowing of $200,000 Canadian Dollars is based on receivable levels of JAMDAT Canada and is collateralized by all the present and future accounts receivable, work in progress and inventory of JAMDAT Canada, as well as certain other assets of JAMDAT Canada. The credit facility requires JAMDAT Canada to maintain certain financial and non-financial covenants, the most restrictive of which is maintaining minimum working capital and debt to net tangible asset value ratios. JAMDAT Canada was in compliance with these covenants at March 31, 2005. JAMDAT Mobile Inc. guarantees JAMDAT Canada’s obligations to the Bank of Montreal. No borrowings were outstanding under this credit facility at March 31, 2005.

JAMDAT Canada has a fixed asset loan with the Bank of Montreal bearing interest at the bank’s prime lending rate plus 3%. The loan is collateralized by certain assets of JAMDAT Canada and is payable through February 2006. JAMDAT Mobile Inc. guarantees JAMDAT Canada’s obligations to the Bank of Montreal under the loan. The loan agreement requires JAMDAT Canada to maintain certain financial and non-financial covenants, the most restrictive of which is maintaining minimum working capital and debt to net tangible asset ratios. JAMDAT Canada was in compliance with these covenants at March 31, 2005. At March 31, 2005, the outstanding principal balance of the loan was approximately $13,000.

In connection with the acquisition of Hexacto, we also assumed a note payable which was originally an obligation of the seller. The uncollateralized obligation is repayable in monthly principal payments of $6,588 through August 2005. As of March 31, 2005, the outstanding principal balance of the note was approximately $28,000.

On April 20, 2005, we entered into a loan and security agreement with Comerica Bank, providing for a 29 month term loan of $10 million and a 24 month revolving credit facility in an amount up to $15 million that bear interest at variable rates tied to either prime or LIBOR, at our discretion. As of May 11, 2005, the term loan and the revolver are bearing interest at 6.07% and 5.65%, respectively. The revolving credit facility is limited to 80% of eligible accounts receivable, where eligible accounts receivable excludes certain foreign and long-outstanding receivables. The obligation to repay borrowings under this agreement is collateralized by a first priority lien on all of our assets. The extension of credit is subject to certain covenants and restrictions, the most restrictive of which require us to maintain certain minimum trailing EBITDA and liquidity ratios. At May 11, 2005, we had borrowed $10 million under the term loan and had drawn $5 million under the revolving credit facility. At May 11, 2005, available borrowings under the credit facility were $4.6 million.

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

For the year ended December 31, 2003, we had a net loss of approximately $7.1 million and an accumulated deficit of approximately $20.1 million. We attained profitability in 2004 and remained profitable through the first quarter of 2005, but continue to carry an accumulated deficit of $15.7 million. We cannot be certain that our recent profitability will be sustainable, and if we fail to sustain our profitability, the market price of our common stock will likely decline.

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

We currently rely on wireless carriers, in particular, Verizon Wireless, Cingular/AT&T Wireless and Sprint PCS to generate our revenues. The loss of any of these relationships, or a material change in any of them, could materially harm our business.

For the three month period ended March 31, 2005, we received approximately 31% of our revenues from subscribers of Verizon Wireless, 26% of our revenue from subscribers of Cingular/AT&T Wireless and 13% of our revenues from subscribers of Sprint PCS with average outstanding accounts receivable balances of $4.6 million, $3.5 million and $0.8 million, respectively. For the three month period ended March 31, 2004, we received approximately 42% of our revenues from subscribers of Verizon Wireless, 9% of our revenue from subscribers of Cingular/AT&T Wireless (assuming the Cingular/AT&T merger was approved prior to 2004) and approximately 18% of our revenues from subscribers of Sprint PCS with average outstanding accounts receivable balances of $2.6 million, $0.3 million and $0.5 million, respectively. We expect that we will continue to generate a significant portion of our revenues through a limited number of carriers for the foreseeable future, although these carriers may vary from period to period. A significant portion of our outstanding accounts receivable are with Verizon Wireless, Cingular/AT&T Wireless and Sprint PCS, which results in a concentration of our credit risk. If any of Verizon Wireless, Cingular/AT&T or Sprint PCS is unable to fulfill its payment obligations to us under our carrier agreements with them, our revenues could decline significantly.

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

We depend on a limited number of our applications for a significant portion of our revenues.

For the three month period ended March 31, 2005, we generated approximately 35% of our revenues from our JAMDAT Bowling and Bejeweled applications. For the three month period ended March 31, 2004, we generated approximately 34% of our revenues from our JAMDAT Bowling and Bejeweled applications. We expect to continue to derive a substantial portion of our revenues from our JAMDAT Bowling and Bejeweled applications. If these applications are not successful in the future or we are unable to develop new applications that are as successful, our future revenues could be limited and our business may suffer.

Failure to renew our existing licenses or to obtain additional licenses could harm our business.

Many of our applications are based on or incorporate intellectual properties that we license from third parties. We have both exclusive and non-exclusive licenses to use these properties for terms that range from one to fifteen years. We may be unable to renew these licenses on terms favorable to us, or at all, and we may be unable to secure alternatives in a timely manner. We expect that licenses we obtain in the future will impose development, distribution and marketing obligations on us. If we breach our obligations, our licensors may have the right to terminate the license or change an exclusive license to a non-exclusive license.

Although we recently entered into a three year exclusive license to develop and distribute MLB-branded wireless simulation games in the Americas, Australia and New Zealand, our licenses with the other major North American professional sports leagues are non-exclusive. We face significant competition from third parties that may develop applications based on these professional sports leagues which compete with our applications.

Competition for licenses may also increase the advances, guarantees and royalties that we must pay to our licensors, which could significantly increase our costs. Failure to maintain our existing licenses or obtain additional licenses with significant commercial value could impair our ability to introduce new applications or continue our current applications, which could materially harm our business. In the three month period ended March 31, 2005, our revenues derived from applications branded with the intellectual properties of our three largest licensors, PopCap Games, the NBA and Activision, together accounted for approximately 30% of our revenues.

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

We may require additional financing which would result in dilution to existing shareholders.

Following the completion of the Blue Lava acquisition, we have approximately $16 million in cash and cash equivalents and access to up to $10 million in additional borrowings under a credit facility that we put into place in connection with the acquisition.  We believe that our current cash and cash equivalents, cash flow from operations and existing credit facility will be sufficient to meet our anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments, acquisitions or other strategic initiatives that we may decide to pursue.  If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities, equity securities or to obtain additional bank financing.  If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our outstanding securities and our stockholders will experience additional dilution.   In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

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

Some or all of these risks may be realized as a result of our acquisitions of Downtown Wireless in January 2005 and Blue Lava in April 2005. If the anticipated benefits of either of these acquisitions do not materialize, we experience difficulties integrating Downtown Wireless or Blue Lava or other unanticipated problems arise, our business may be harmed.

Foreign acquisitions involve risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our earnings based on this impairment assessment process, which could harm our financial position.

The anticipated benefits of our past and future acquisitions may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of debt, contingent liabilities or amortization expenses, in-process research and development costs, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

Expansion into international markets is important to our long-term strategy, and as we expand internationally, we face added business, political, regulatory, operational, financial and economic risks, any of which could increase our costs and hinder our growth.

An important element of our business strategy is the expansion of our international sales by targeting markets, such as Europe and Asia, where we believe acceptance of our applications is likely. We expect international sales to be an important component of our revenues. International sales represented approximately 16% and 22% of our revenues for the three month periods ended March 31, 2005 and 2004, respectively. Risks affecting our international operations include:

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

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology and applications. Monitoring unauthorized use of our applications is difficult and costly, and we cannot be certain that the steps we have taken will prevent piracy and other unauthorized distribution and use of our technology and applications, particularly in foreign countries where the laws may not protect our intellectual property rights as fully as in the United States. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our management and resources.

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

We prepare our financial statements to conform with GAAP. These accounting principles are subject to interpretation by the Public Company Accounting Oversight Board, the SEC and various other bodies. A change in those policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced.

For example, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. Several regulatory agencies and entities are considering regulatory changes that could make it more difficult or expensive for us to grant stock options to employees. For example, the FASB has recently released SFAS 123R that will require us to record a charge to earnings for employee stock option grants beginning in early 2006. In addition, regulations implemented by the Nasdaq National Market generally require stockholder approval for all stock option plans, which could make it more difficult or expensive for us to grant stock options to employees. We may, as a result of these changes, incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, operating results and financial condition.

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

A significant portion of our applications are currently sold through the branded e-commerce services of wireless carriers. We have invested significant resources developing this sales channel. However, a small number of mobile phone models currently available include operating systems that allow consumers to browse the Internet and, in some cases, download applications from sources other than a carrier’s branded e-commerce service. These so-called “open operating systems” include Microsoft Smartphone, Symbian, Palm OS and Linux. In addition, the development of other application delivery mechanisms such as premium-SMS will enable consumers to download applications without having to access the carrier’s branded e-commerce service. Increased use by consumers of open operating system handsets or premium-SMS delivery systems will enable them to bypass wireless carriers’ branded e-commerce services and could reduce the market power of wireless carriers. This could force us to further rely on alternative sales channels where we may not be as successful selling our applications, and could require us to significantly increase our sales and marketing expenses.

Actual or perceived security vulnerabilities in mobile phones could adversely affect our revenues.

Maintaining the security of mobile phones and wireless networks is critical for our business. There are individuals and groups who develop and deploy viruses, worms and other malicious software programs that may attack wireless networks and mobile phones. Security experts have identified a computer “worm” program, entitled “Cabir,” that targets mobile phones running on the Symbian operating system. In March 2005, another worm that uses a combination of Bluetooth and MMS technologies to target mobile phones running on the Symbian operating system, identified as “Commwarrior.A,” was discovered by security experts. While neither of these worms has been widely released or presents an immediate risk to our business, we believe future threats could lead some customers to seek to return our applications, reduce or delay future purchases or reduce or delay the use of their mobile phones. Wireless carriers and mobile phone manufacturers may also increase their expenditures on protecting their wireless networks and mobile phone products from attack, which could delay adoption of new mobile phone models. Any of these activities could adversely affect our revenues.

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

Immediately following the completion of our IPO on October 4, 2004, we had 19,749,942 shares of common stock outstanding. 6,382,500 of these shares were sold in the offering and are freely tradable without restriction or further registration under the Securities Act unless they are purchased by our “affiliates” (as defined under the Securities Act), in which case they will be subject to the resale limitations but not the holding period requirements of Rule 144 under the Securities Act. In connection with our IPO, we and our executive officers and directors, the selling stockholders and substantially all of our other stockholders, option holders and warrant holders, entered into 180-day lock-up agreements with the underwriters, which expired on March 27, 2005. The lock-up agreements prohibited each of us from selling or otherwise disposing of our shares of common stock except in limited circumstances. Now that the lock-up agreements have expired, these shares will be available for sale into the public market, subject to applicable securities laws, which could reduce the market price for our common stock.

In addition, on March 30, 2005, we filed a registration statement on Form S-8 under the Securities Act to register an aggregate of up to 4,166,666 shares of our common stock reserved for issuance under our 2004 Equity Incentive Plan, which shares will when issued in accordance with such plan be eligible for immediate sale in the public market. The 3,804,837 shares reserved for issuance under our Amended and Restated 2000 Stock Incentive Plan became available for sale under Rule 144 within 90 days of the date of our IPO.

We also recently issued 34,635 restricted shares of our common stock in connection with the Downtown Wireless acquisition, and 4,050,000 restricted shares of our common stock in connection with our acquisition of Blue Lava. In each case, a certain portion of the shares is held in escrow for the payment of undisclosed liabilities and the shares are subject to a lock-up agreement. In addition, we have the option and therefore may decide to fund an additional $13.7 million payment due in connection with the Blue Lava acquisition on the one year anniversary of its closing with shares of our common stock. We may also issue our common stock in connection with other acquisitions or investments in the future.

Under our Second Amended and Restated Investors’ Rights Agreement, some of our stockholders have customary demand and piggyback registration rights. In connection with the Blue Lava acquisition, the former Members of Blue Lava were granted one demand and customary piggyback registration rights with respect to the shares of our common stock they received as part of the purchase price.

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

As of May 11, 2005, our executive officers, directors and related principal stockholders beneficially owned, in the aggregate, approximately 59.4% of our outstanding common stock. As a result, these stockholders, acting together, could have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our executive officers, directors and related principal stockholders. For example, our executive officers, directors and related principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of common stock ownership may adversely affect the market price for our common stock because investors often perceive disadvantages in owning stock in companies with a concentration of ownership in a few stockholders.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At December 31, 2004 and March 31, 2005, we had $66,000 and $41,000, respectively, of fixed rate debt that was subject to risks related to adverse changes in market rates. We do not believe that a change of one percent in interest rates would have a material impact on our results of operations or financial condition. Our other exposure to risk for changes in interest rates relates primarily to our investments in short-term financial instruments. Investments in both fixed rate and floating rate interest earning instruments carry some interest rate risk. The fair value of fixed rate securities may fall due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Partly as a result of this, our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have fallen in estimated fair value due to changes in interest rates. However, as substantially all of our cash equivalents consist of bank deposits and short-term money market instruments, we do not expect any material change with respect to our net income as a result of an interest rate change.

Foreign Currency Risk

Our international activities are primarily conducted through subsidiaries of our U.S. parent company. We are exposed to foreign currency transaction gains and losses because a significant amount of the net receivables of the U.S. parent due from its subsidiaries and international customers are denominated in currencies other than the U.S. dollar, primarily the British Pound, the Euro, the Canadian dollar and the Japanese Yen. We use the Bank of Canada published exchange rates to determine all of our foreign currency rates. Our foreign subsidiaries conduct their businesses in local currency. We have experienced immaterial foreign exchange gains or losses to date and we do not engage in any hedging activities. For the three months ended March 31, 2005, approximately $2.1 million, or 16% of our total revenues, were denominated in foreign currencies, primarily the Canadian dollar and Euro. The exchange rate for the Canadian dollar to the U.S. dollar has ranged from 0.80 to 0.83 Canadian dollars per U.S. dollar during the three months ended March 31, 2005 and the Euro has ranged from 1.28 to 1.35 Euro per U.S. dollar. The impact of exchange rate changes on revenue denominated in foreign currencies amounted to a net increase in revenue of approximately $0.2 million for the three months ended March 31, 2005. Our net assets in our foreign operations amounted to $9.7 million as of March 31, 2005, which included $3.2 million in accounts receivable denominated in foreign currencies, and a 10% change in the foreign exchange rates would result in a $1.0 million change in our net foreign assets. However, as our foreign operations expand, we may become more vulnerable to fluctuations in foreign currency exchange rates.

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

Attached as exhibits to this quarterly report are certifications of the Chief Executive Officer and the Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls and Procedures

Disclosure controls and procedures are methods designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

On February 22, 2005, we were named as a co-defendant, along with Atari, Atari Interactive, Hasbro and AT&T Wireless, in a federal action brought by Games, Inc. in the Southern District of New York. Games, Inc. alleged in this action that our distribution of certain wireless games under license from Atari and Hasbro was a violation of Games, Inc.’s rights. On April 11, 2005, Games, Inc. voluntarily dismissed the action against all of the co-defendants, including us.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On January 5, 2005, we entered into a purchase agreement with Downtown Wireless, John Cibulski, James Coriston, Jr. and Ruben Sandoval to purchase all of the membership interests of Downtown Wireless. As partial consideration for the purchase of the membership interests, we issued 34,635 shares of our common stock, of which 11,545 shares were issued to each of Messrs. Cibulski, Coriston and Sandoval, respectively. We issued these securities in a transaction exempt from registration under Section 4(2) of the Securities Act.

On April 20, 2005, we entered into a purchase agreement with Blue Lava and its former Members to acquire all of the membership interests of Blue Lava from such Members. As partial consideration for the purchase of the membership interests, we issued 4,050,000 shares of our common stock to the Members, of which 1,000,000 shares are being held in escrow for three years to provide a source of recovery for claims we may have pursuant to the indemnification provisions of the purchase agreement. On each of the first three anniversaries of the closing date of the Blue Lava acquisition, one third of the escrowed shares, less any number of shares retained to satisfy pending indemnification claims, will be released to the Members. We also have the option to fund an additional deferred $13.7 million payment due to the Members upon the one year anniversary of the acquisition’s closing date with cash or shares of our common stock. We issued these securities in a transaction exempt from registration under Section 4(2) of the Securities Act.

On March 4, 2005, we repurchased 54,619 shares of restricted common stock from a former employee for a cash payment of $21,556 in accordance with the terms of the original stock grant.

Use of Proceeds

We completed our IPO on October 4, 2004, pursuant to a Registration Statement on Form S-1 initially filed on July 2, 2004, as subsequently amended (the “Registration Statement”) (File No. 333-117127), and as supplemented by the Registration Statement on Form S-1 filed on September 28, 2004 (File No. 333-119354). The managing underwriters of the public offering were Lehman Brothers and Merrill Lynch & Co. In the offering, we sold an aggregate of 4,390,781 share of our common stock, including shares subject to the over-allotment option, at a price to the public of $16.00 per share. In our initial public offering, our stockholders also sold 1,991,719 shares for their own accounts, including shares subject to the over-allotment option, also at a price to the public of $16.00 per share; we received none of the proceeds of those sales.

The aggregate offering price was $102.1 million, of which the aggregate gross proceeds to us were approximately $70.3 million. We paid expenses of approximately $7.0 million, of which approximately $4.9 million represented underwriting discounts and commissions and approximately $2.1 million represented expenses related to the offering. Net proceeds from the offering to us were approximately $63.3 million. We received the net proceeds on October 4, 2004, approximately $5.8 million of which we used to finance the Downtown Wireless acquisition, approximately $4.6 million of which we used to enter into and extend certain license agreements, and approximately $52.9 million of which we used to finance the Blue Lava acquisition. Our use of the proceeds from our IPO did not represent a material change in the use of proceeds described in the prospectus.

None of the net proceeds received by us from our IPO was paid directly or indirectly to any director, officer, general partner of JAMDAT or their associates, to any person owning 10% or more of any class of equity securities of JAMDAT, or to any of our affiliates.

Item 3.                        Defaults Upon Senior Securities.

Not applicable.

Item 4.                        Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2005.

Item 5.                        Other Information.

Not applicable.

Item 6.                        Exhibits.

The exhibits to this report are listed in the Exhibit Index on page 46 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2005
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