Form 10-Q
period 2005-06-30
JAMDAT MOBILE INC
filed 2005-08-15
CIK 1135271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2005
Common Stock, par value $0.0001 per share	23,821,713 shares

JAMDAT Mobile Inc.
Form 10-Q
For the Quarter Ended June 30, 2005
Table of Contents

PART I—FINANCIAL INFORMATION		1
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as of December 31, 2004 and June 30, 2005 (Unaudited)	1
	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2004 and 2005 (Unaudited) and the Six Months Ended June 30, 2004 and 2005 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2005 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	49
PART II—OTHER INFORMATION		51
Item 1.	Legal Proceedings	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Submission of Matters to a Vote of Security Holders	52
Item 5.	Other Information	52
Item 6.	Exhibits	52
SIGNATURES		53
Exhibit Index		54

i

PART I—FINANCIAL INFORMATION

Item 1.                        Condensed Consolidated Financial Statements

JAMDAT Mobile Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	As of	As of
	December 31,	June 30,
	2004	2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,395	$21,254
Restricted cash	11	11
Short-term investments	33,523	—
Accounts receivable, net of allowance for doubtful accounts of $75 and $311 (unaudited), respectively	12,927	17,865
Prepaid expenses and other current assets	1,849	2,746
Prepaid royalties	2,114	2,550
Deferred tax asset	—	2,600
Total current assets	81,819	47,026
Property and equipment, net	1,998	2,150
Goodwill	4,081	27,355
Intangible assets, net	226	98,470
Non-current deferred tax asset	—	863
Other non-current assets	2,490	2,067
Total assets	$90,614	$177,931
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,185	$1,502
Accrued expenses and other liabilities	2,929	7,354
Deferred revenue	97	114
Current portion of notes payable	64	16,923
Total current liabilities	4,275	25,893
Other non-current liabilities	—	51
Notes payable, net of current portion	2	11,000
Total liabilities	4,277	36,944
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value; 70,000,000 shares authorized at December 31, 2004 and June 30, 2005; 20,541,712 shares issued and outstanding at December 31, 2004 and 23,790,873 (unaudited) shares issued and outstanding at June 30, 2005	2	2
Additional paid-in capital	106,812	155,285
Deferred stock-based compensation	(2,745)	(1,498)
Accumulated other comprehensive income	648	298
Accumulated deficit	(18,380)	(13,100)
Total stockholders’ equity	86,337	140,987
Total liabilities and stockholders’ equity	$90,614	$177,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMDAT Mobile Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
Revenues(1)	$8,446	$19,259	$15,479	$34,391
Cost of Revenues	1,395	5,101	2,360	8,557
Gross profit	7,051	14,158	13,119	25,834
Operating Expenses:
Research and development	2,699	4,781	5,054	8,943
Selling and marketing	1,416	2,004	2,312	3,690
General and administrative	1,739	3,328	3,054	5,995
Acquired in-process research and development	—	2,640	—	2,890
Stock-based compensation(2)	787	322	1,498	679
Total operating expenses	6,641	13,075	11,918	22,197
Income from operations	410	1,083	1,201	3,637
Interest and other income (expense), net	13	(278)	(40)	(25)
Income before income tax benefit	423	805	1,161	3,612
Income tax benefit	—	1,746	—	1,668
Net income	$423	$2,551	$1,161	$5,280
Other comprehensive income:
Foreign currency translation adjustments	(99)	(277)	(111)	(350)
Comprehensive income	$324	$2,274	$1,050	$4,930
Net income per common share:
Basic	$0.12	$0.11	$0.35	$0.25
Diluted	$0.09	$0.11	$0.25	$0.24
Weighted average shares used in computing net income per common share:
Basic	3,425,750	22,691,254	3,334,844	21,328,871
Diluted	4,937,528	24,880,879	4,651,786	22,994,295

(1)          Includes revenues from a related party amounting to $1,461, $2,807, $2,727 and $4,713 for the three months ended June 30, 2004 and 2005 and the six months ended June 30, 2004 and 2005, respectively (See Note 12).

(2)          Stock-based compensation charges are excluded from the following operating expense categories:

Research and development	$234	$112	$443	$251
Selling and marketing	215	47	410	68
General and administrative	338	163	645	360
Total	$787	$322	$1,498	$679

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMDAT Mobile Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2004	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$1,161	$5,280
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	426	2,480
Acquired in-process research and development	—	2,890
Stock-based compensation and warrant amortization	1,498	679
Non-cash interest (income) expense, net	(23)	155
Net tax benefit from release of valuation allowance	—	(3,463)
Provision for bad debts, net	—	242
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,425)	1,245
Prepaid expenses and other assets	(739)	(781)
Prepaid royalties	(690)	(108)
Accounts payable and accrued expenses	330	1,724
Deferred revenue	(476)	14
Other non-current liabilities	—	180
Net cash provided by (used in) operating activities	(1,938)	10,537
Cash flows from investing activities:
Purchases of property and equipment	(962)	(538)
Purchases of short-term investments	—	(18,102)
Sales of short-term investments	—	51,625
Restricted cash	819	—
Business acquisitions	—	(68,716)
Net cash used in investing activities	(143)	(35,731)
Cash flows from financing activities:
Borrowings under term loan and credit facility	—	15,000
Bank facilities repayments	(395)	(58)
Proceeds from issuance of restricted common stock	27	58
Proceeds from issuance of common stock upon exercise of warrants	270	—
Payment of note payable	(1,837)	—
Net cash provided by (used in) financing activities	(1,935)	15,000
Effect of exchange rate changes on cash	48	53
Net decrease in cash and cash equivalents	(3,968)	(10,141)
Cash and cash equivalents, beginning of period	11,133	31,395
Cash and cash equivalents, end of period	$7,165	$21,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMDAT Mobile Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of JAMDAT Mobile Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements but do, in the opinion of management, reflect all adjustments considered necessary for a fair statement of the results for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, please refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2005.

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

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective applicaton to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2005, the FASB approved EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 addresses the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are placed in service significantly after and not contemplated at the beginning of a lease term. EITF 05-6 states that (i) leasehold improvements acquired in a business combination should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition and (ii) leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. EITF 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company does not believe adoption of EITF 05-6 will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22,

2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has evaluated the repatriation provisions and does not intend to make a qualified repatriation of foreign earnings, therefore FSP 109-2 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

3.   Business Acquisitions

Blue Lava Wireless

On April 20, 2005, the Company and its wholly-owned subsidiary, JAMDAT Mobile (Hawaii) LLC (“JAMDAT Hawaii”), entered into a purchase agreement with Blue Lava Wireless, LLC (“Blue Lava”), and the Henk B. Rogers 2005 Dynasty Trust, the Akemi M. Rogers 2005 Dynasty Trust, Henk Rogers and Akemi Rogers (collectively, the “Members”). Under the terms of the purchase agreement, JAMDAT Hawaii acquired all of the membership interests of Blue Lava from the Members. The purchase price was comprised of $63.7 million in cash, a note payable with a discounted value of $12.9 million (See Note 5) and 3,050,000 shares of the Company’s common stock with an estimated fair value of approximately $48.3 million based on the average of the closing sales price per share of the Company’s common stock on The Nasdaq National Market for the three trading days prior to the public announcement date. One of the principal assets of Blue Lava acquired by the Company was an exclusive, fifteen year, worldwide license to distribute the interactive game Tetris on mobile telephony devices, as described in more detail below.

In accordance with the purchase method of accounting, the results of operations of Blue Lava and the estimated fair market values of the acquired assets and liabilities have been included in the consolidated financial statements from the date of the acquisition, April 20, 2005. The estimated total purchase price for the transaction is as follows (in thousands):

Cash paid	$63,713
Common stock	48,282
Note payable	12,916
Direct transaction costs	1,205
$126,116

The non-interest bearing principal balance on the note payable is $13.7 million which has a discounted carrying value of $12.9 million at the acquisition date (See Note 5). The note payable is due on the one year anniversary of the closing of the Blue Lava acquisition, and is payable in any combination of cash or shares of the Company’s common stock at the sole discretion of the Company.

In addition to the purchase price described above, an additional 1,000,000 shares of the Company’s common stock will be held in escrow for a period of up to three years to provide a source of recovery for claims the Company may have pursuant to the indemnification provisions of the purchase agreement. On each of the first three anniversaries of the closing date of the Blue Lava acquisition, one third of the escrowed shares, less any shares retained to satisfy pending indemnification claims, will be released to the Members. Due to the contingent nature of the escrowed shares, they have been excluded from the total purchase price of $126.1 million, however, if all of these shares had been released from escrow as of June 30, 2005, there would be additional purchase consideration of $27.7 million, which would be recorded as additional goodwill.

The final purchase price is dependent on the actual direct transaction costs incurred and shares issued, if any, as settlement of the contingently issuable shares held in escrow. At June 30, 2005, the balance of the direct transaction costs that remains to be paid was approximately $140,000, primarily comprised of accounting fees incurred.

In connection with the Blue Lava acquisition, Blue Lava and The Tetris Company, LLC (“TTC”) entered into a license and distribution agreement with the Company and JAMDAT Hawaii on April 20, 2005. Under this license agreement, TTC granted Blue Lava, as licensee, the exclusive, worldwide right to distribute, sell and otherwise commercially exploit Tetris on mobile telephony devices for a period of fifteen years, with an option to renew the license for an additional three years. Blue Lava contemporaneously assigned the license agreement, including all of its rights as licensee thereunder, to JAMDAT Hawaii.

The rights granted under the license agreement to publish Tetris became immediately available on April 20, 2005 with respect to North America, Latin America and India. The rights granted under the license agreement to publish Tetris in Europe, Japan, Korea, China, Australia and New Zealand will become available throughout the remainder of 2005, as the current licensees’ rights expire.

The estimated purchase price for Blue Lava was preliminarily allocated to assets acquired and liabilities assumed, based on their estimated fair value as of the date of the acquisition. The excess of the estimated purchase price over the fair value of the net tangible assets was allocated to goodwill and identifiable intangible assets based on their estimated fair values determined by management with the assistance of an independent third party appraiser as follows (in millions):

		Estimated Amortizable Life
Tangible assets acquired, net	$4,964	N/A
Acquired in-process research and development	2,640	N/A
Acquired license	87,800	15 years
Customer relationships	6,400	15 years
Other intangibles	1,800	1-15 years
Goodwill	22,512	N/A
Total purchase price and transaction costs	$126,116

Acquired in-process research and development (“IPRD”) includes the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, this non-recurring item was expensed as research and development in the consolidated statement of operations upon the completion of the acquisition.

Developed technology and IPRD were identified and valued through extensive interviews, analysis of data provided by Blue Lava concerning development projects, their stage of development, the time and resources needed to complete them, if applicable, and their expected income generating ability and associated risks. Where development projects had reached technological feasibility, they were classified as existing technology and the value assigned to existing technology was capitalized. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing acquired IPRD. Key assumptions for IPRD included a discount rate of 29% and estimates of revenue growth, cost of sales, operating expenses and taxes.

Goodwill is comprised of the residual amount of the purchase price over the fair value of acquired tangible and intangible assets. The goodwill balance was a result of strategic positioning value and acquirer-specific synergistic value, including the value of the acquired Blue Lava workforce, when combined with the Company’s operations.

Downtown Wireless

On January 5, 2005, the Company acquired all of the membership interests of Downtown Wireless, LLC (“Downtown Wireless”), a publisher of wireless entertainment applications. The purchase price was comprised of $5,626,000 in cash and 34,635 shares of the Company’s common stock, with an estimated fair value of approximately $700,000 based on the average of the closing sales price per share of the Company’s common stock on The Nasdaq National Market for the three trading days prior to the closing of the acquisition. The Company also incurred approximately $180,000 of direct transaction costs related to the acquisition.

In accordance with the purchase method of accounting, the results of operations of Downtown Wireless and the estimated fair market values of the acquired assets and liabilities have been included in the consolidated financial statements from the date of the acquisition, January 5, 2005. The components of the aggregate costs of the transaction are as follows (in thousands):

Cash paid	$5,626
Common stock	700
Direct transaction costs	180
$6,506

The purchase price for Downtown Wireless was allocated to assets acquired and liabilities assumed. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical cost basis. The excess of the purchase price over the fair value of the net tangible assets was allocated to goodwill and intangibles based on their estimated fair values determined by management with the assistance of an independent third party appraiser as follows (in thousands):

		Estimated Amortizable Life
Accounts receivable	$1,176	N/A
Acquired in-process research and development	250	N/A
Existing technology	2,600	5 years
Existing customer relationships	1,500	5 years
Other intangibles	150	2-5 years
Goodwill	835	N/A
Other liabilities	(5)	N/A
Total purchase price and transaction costs	$6,506

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

Goodwill is comprised of the residual amount of the purchase price over the fair value of acquired tangible and intangible assets. The goodwill balance was a result of strategic positioning value and acquirer-specific synergistic value, including the value of the acquired Downtown Wireless workforce, when combined with the Company’s operations.

If the operating results of Blue Lava and Downtown Wireless had been included since the beginning of the three and six month periods ended June 30, 2004 and 2005, the pro forma revenues, net income and net income per share would be as follows (amounts in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Revenues	$11,322	$20,324	$20,413	$40,228
Net income (loss)	$(322)	$2,652	$(980)	$5,555
Net income (loss) per share:
Basic	$(0.05)	$0.11	$(0.15)	$0.23
Diluted	$(0.05)	$0.10	$(0.15)	$0.22
Shares used for computing net income (loss) per share:
Basic	6,510,385	23,823,009	6,419,479	23,660,554
Diluted	6,510,385	25,829,822	6,419,479	25,731,304

4.   Certain Balance Sheet Items

Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the Company’s cash, cash equivalents and short-term investments as of June 30, 2005 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents (unaudited):
Cash and time deposits	$13,525	$—	$—	$13,525
Money market funds	7,729	—	—	7,729
Cash and cash equivalents	21,254	—	—	21,254
Short-term investments:
Auction rate notes	—	—	—	—
Short-term investments	—	—	—	—
Cash, cash equivalents and short-term investments	$21,254	$—	$—	$21,254

Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	Estimated
	Useful Life	December 31,	June 30,
	(Years)	2004	2005
			(Unaudited)
Computer hardware	3	$1,267	$1,478
Computer software	3	921	1,145
Furniture, fixtures and equipment	5	811	867
Leasehold improvements	5	424	521
		3,423	4,011
Less accumulated depreciation		(1,425)	(1,861)
		$1,998	$2,150

Depreciation expense for the three months ended June 30, 2004 and 2005 was $169,000 and $241,000, respectively, and $292,000 and $451,000 for the six months ended June 30, 2004 and 2005, respectively.

Goodwill

The changes in the carrying value of goodwill related to the acquisition on January 5, 2005 of Downtown Wireless, the acquisition on April 20, 2005 of Blue Lava Wireless and the effects of currency fluctuations on goodwill denominated in foreign currencies, are as follows (in thousands):

Balance at December 31, 2004	$4,081
Goodwill related to acquisition of Downtown Wireless (unaudited)	835
Goodwill related to acquisition of Blue Lava (unaudited)	22,512
Effects of currency fluctuation (unaudited)	(73)
Balance at June 30, 2005 (unaudited)	$27,355

Intangible Assets

The following table summarizes the estimated amortizable lives and carrying values of the Company’s acquired intangible assets by category (dollars in thousands):

	Estimated	As of December 31, 2004			As of June 30, 2005
	Amortizable Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
					(Unaudited)
Acquired technology	5	$404	$(303)	$101	$3,187	$(660)	$2,527
Acquired license	15	—	—	—	87,800	(1,154)	86,646
Customer relationships	5-15	183	(137)	46	8,080	(414)	7,666
Other intangibles	1-5	97	(18)	79	1,856	(225)	1,631
Total		$684	$(458)	$226	$100,923	$(2,453)	$98,470

Amortization expense for intangible assets was $67,000 and $1,681,000 for the three months ended June 30, 2004 and 2005, respectively, and $134,000 and $1,998,000 for the six months ended June 30, 2004 and 2005, respectively.

As of June 30, 2005, expected future amortization of intangibles is as follows (in thousands):

Years Ending December 31,
2005 (remaining six months)	$4,057
2006	7,950
2007	7,363
2008	7,136
2009 and thereafter	71,964
$98,470

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	As of	As of
	December 31,	June 30,
	2004	2005
		(Unaudited)
Accrued royalties	$1,838	$2,879
Accrued payroll and related benefits	268	955
Accrued vacation	325	496
Income taxes payable	—	1,666
Other	498	1,358
Total accrued expenses and other liabilities	$2,929	$7,354

5.   Notes Payable

As of June 30, 2005, JAMDAT Mobile (Canada) ULC (“JAMDAT Canada”) had an operating line of credit with the Bank of Montreal bearing interest at the bank’s prime lending rate plus 1.75%. Maximum borrowing of $200,000 Canadian Dollars is based on receivable levels of JAMDAT Canada and is collateralized by all the present and future accounts receivable, work in progress and inventory of JAMDAT Canada, as well as certain other assets of JAMDAT Canada. The credit facility requires JAMDAT Canada to maintain certain financial and non-financial covenants, the most restrictive of which is maintaining minimum working capital and debt to net tangible asset ratios. JAMDAT Canada was in compliance with these covenants at June 30, 2005. The Company guarantees JAMDAT Canada’s obligations to the Bank of Montreal. No borrowings were outstanding under this credit facility at June 30, 2005.

In connection with the acquisition of Hexacto, the Company assumed a note payable which was originally an obligation of the seller. The uncollateralized obligation is repayable in monthly principal payments of approximately $7,000 through August 2005. As of June 30, 2005, the outstanding principal balance of the note was approximately $7,000.

The Company is a party to a loan and security agreement with Comerica Bank, providing for a 29 month term loan of $10 million  and a 24 month revolving credit facility in an amount up to $15 million that bear interest at variable rates tied to either prime or LIBOR, at the Company’s discretion. As of June 30, 2005, the interest rates on the term loan and the revolver were 6.09% and 5.65%, respectively. The availability under the revolving credit facility is limited to 80% of eligible accounts receivable where eligible accounts receivable excludes certain foreign and long-outstanding receivables. The obligation to repay borrowings under this agreement is collateralized by a first priority lien on all of the Company’s assets. The extension of credit to the Company is subject to certain covenants and restrictions, the most restrictive of which require the Company to maintain certain minimum trailing EBITDA and liquidity ratios. The Company was in compliance with these covenants at June 30, 2005. The Company had

$10 million outstanding under the term loan and had drawn $5 million under the revolving credit facility as of June 30, 2005. Amounts borrowed under the revolving credit facility are due April 20, 2007. At June 30, 2005, additional available borrowings under the revolving credit facility were $5.6 million.

The Company issued a promissory note as partial purchase consideration related to the acquisition of Blue Lava (See Note 3). The non-interest bearing principal balance on the note is $13.7 million which has a discounted carrying value of $12.9 million at the acquisition date calculated based upon the Company’s estimated incremental borrowing rate of 6.09%. Interest expense on the note payable is accrued or imputed in the accompanying condensed consolidated statement of operations. The note payable is due on the one year anniversary of the closing of the Blue Lava acquisition, and is payable in any combination of cash or shares of the Company’s common stock at the sole discretion of the Company.

As of June 30, 2005, the remaining principal payments related to the Company’s notes payable obligations are as follows (in thousands):

Principal
Payments
Year Ending December 31,	Due
2005 (remaining six months)	$2,007
2006	17,166
2007	8,750
$27,923

6.   Income Taxes

As a result of the generation and utilization of net operating losses, the Company has historically not recorded a provision for federal, state or foreign income taxes except for the estimated alternative minimum tax liability for federal and state tax purposes. Given the cumulative history of operating losses in prior periods and significant uncertainty regarding the future financial impact of the Blue Lava acquisition, the Company had recorded a full valuation allowance against its deferred tax assets through the first quarter of 2005, as there was uncertainty surrounding the realization of these benefits in the future. The Company’s valuation allowance included amounts primarily for the benefit of net operating loss carryforwards, certain income tax credits, foreign return net operating loss carryforwards, and the tax benefit of stock option deductions relating to employee stock compensation.

During the second quarter of 2005, the Company determined that a significant portion of the valuation allowance principally related to US Federal and State tax attributes was no longer required based on an evaluation of positive and negative factors including:  The Company’s history of achieving operating objectives; the achievement of consolidated adjusted pre-tax income over the most recent three year period; consummation of a major acquisition and clarity regarding the future financial impact, future projections of adjusted pretax income; and the lack of significant limitations on the use of net operating losses. Management believes these positive factors outweigh the limited history of profitability and that realization of the Company’s deferred tax assets in the United States are more likely than not at June 30, 2005. Therefore, the Company has decreased the valuation allowance attributable to the US deferred tax assets during the second quarter and will continue to decrease the valuation allowance over the two remaining quarters of 2005. As a result, the Company has recorded a tax benefit for the three months ended June 30, 2005 and does not expect to record any material income tax provision over the remainder of 2005. The Company has retained and does not currently anticipate reversing the valuation allowance of $2.0 million for deferred tax attributes in certain foreign jurisdictions where there is insufficient historical or future operating profitability to demonstrate that the foreign deferred tax attributes will more likely than not be realized.

The benefit for income taxes is comprised of the following for the six months ended June 30, 2005 (in thousands):

2005
Current
Federal	$1,369
State	426
Total current provision	1,795
Deferred
Federal	(1,652)
State	(1,811)
Total deferred benefit	(3,463)
Income tax benefit, net	$(1,668)

The current provision includes recognition of a contingent income tax liability of $500,000 for differences between the as-filed basis and book basis of certain tax assets and liabilities which is included in accrued expenses and other liabilities on the accompanying consolidated balance sheets.

The components of the Company’s deferred tax assets consist of the following (in thousands):

As of June 30,
2005
(Unaudited)
Deferred tax assets:
Net operating loss carryforwards	$1,967
Depreciation and amortization	839
Research & experimentation and AMT tax credits	2,857
Accruals, reserves and other, net	1,332
6,995
Less: Valuation allowance	(3,531)
Deferred tax assets	$3,463

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

The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
Risk free interest rate	4%	4%	4%	4%
Expected life (years)	3	4	3	4
Expected volatility	90%	81%	90%	81%
Dividend yield	0%	0%	0%	0%

The following table illustrates the effect on net income attributable to common stockholders and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
Net income:
As reported	$423	$2,551	$1,161	$5,280
Stock-based compensation expense included in reported net income	787	322	1,498	679
Stock-based compensation expense determined under the fair value method	(1,009)	(1,787)	(1,769)	(2,909)
Pro forma	$201	$1,086	$890	$3,050
Net income per common share—basic:
As reported	$0.12	$0.11	$0.35	$0.25
Per share effect of stock-based compensation expense included in reported net income	0.23	0.02	0.45	0.03
Per share effect of stock-based compensation expense determined under the fair value method	(0.29)	(0.08)	(0.53)	(0.14)
Pro forma	$0.06	$0.05	$0.27	$0.14
Net income per common share—diluted:
As reported	$0.09	$0.11	$0.25	$0.24
Per share effect of stock-based compensation expense included in reported net income	0.16	0.01	0.32	0.03
Per share effect of stock-based compensation expense determined under the fair value method	(0.21)	(0.07)	(0.38)	(0.13)
Pro forma	$0.04	$0.05	$0.19	$0.14

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

Future annual amortization of deferred stock-based compensation for restricted common stock and options as of June 30, 2005 is as follows (in thousands):

Years Ending December 31,
2005 (remaining six months)	$577
2006	692
2007	213
2008	16
$1,498

8.   Restricted Stock Awards

During the six months ended June 30, 2005, the Company issued 241,801 shares of the Company’s common stock upon the exercise of stock options for proceeds to the Company of approximately $86,000.

During the six months ended June 30, 2005, the Company repurchased 79,280 shares of restricted common stock from two former employees for aggregate cash proceeds of $31,510 in accordance with the terms of the original restricted stock purchase agreements.

In May 2005, the Company issued 2,000 shares of common stock to a former consultant in consideration for services rendered. The Company recorded stock compensation costs in the amount of $55,000 at June 30, 2005.

In May 2005, the Company committed to issue 6,275 shares of common stock as partial consideration for certain license rights. As of June 30, 2005, the shares had not yet been issued. The shares are expected to be issued in August 2005.

9.   Net Income Per Common Share:

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (amounts in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
Historical:
Net income	$423	$2,551	$1,161	$5,280
Weighted average common shares	4,579,376	23,905,817	4,415,080	22,258,492
Weighted average common shares subject to repurchase	1,153,626	1,214,563	1,080,236	929,621
Denominator for basic calculation	3,425,750	22,691,254	3,334,844	21,328,871
Weighted average dilutive common stock warrants	243,616	3,953	242,000	3,948
Weighted average dilutive common stock options	428,964	609,697	355,290	565,670
Weighted average dilutive common shares subject to repurchase	839,198	1,184,372	719,652	898,923
Weighted average obligations payable with common shares	—	391,603	—	196,883
Denominator for dilutive calculation	4,937,528	24,880,879	4,651,786	22,994,295
Basic net income per share	$0.12	$0.11	$0.35	$0.25
Diluted net income per share	$0.09	$0.11	$0.25	$0.24

The Company’s diluted weighted average shares outstanding includes shares related to the promissory note issued by the Company as partial purchase consideration for the acquisition of Blue Lava. The note is payable in cash or shares of the Company’s common stock, at the Company’s discretion, and as a result, for purposes of calculating the diluted weighted average shares outstanding, the note is presumed to be settled in shares of the Company’s stock, and outstanding from the date of the acquisition (See Note 5). As such, imputed interest expense of $155,000 net of the income tax benefit, related to the promissory note was added back to net income in calculating the numerator for the diluted earnings per share calculation for the three and six months ended June 30, 2005.

In addition, the denominator for the dilutive calculation includes 1,000,000 contingently issuable shares of the Company’s common stock that are being held in escrow as part of the purchase price for the Blue Lava acquisition (See Note 3). If June 30, 2005 was the end of the contingency period, the entire 1,000,000 shares would have been issued and therefore, they have been included in diluted earnings per share as if they had been outstanding since the acquisition date.

Options to purchase 11,500 shares of common stock at exercise prices ranging from $24.08 to $27.17 were outstanding for the three and six months ended June 30, 2005, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

10.   Segment, Geographic Region and Concentrations Information

The Company operates in one industry segment. The Company’s headquarters and most of its operations are located in the United States. In 2003, the Company established a European sales office in the United Kingdom and acquired a development studio in Montreal, Canada. In 2004, the Company opened offices in Tokyo, Japan, and Hyderabad, India, to further enable the development and distribution of its applications in the Japanese and Indian markets, respectively. In 2004, the Company also invested in a Chinese wireless entertainment distributor that distributes certain of the Company’s applications in China. Geographic revenue information is based on the source of the revenue. Geographic long lived tangible asset information is based on the physical location of the assets. For the three and  six months ended June 30, 2004 and 2005, no country outside of the United States accounted for 10% or more of total revenues. Revenues from unaffiliated customers and long-lived assets by geographic region are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
Revenues:
United States	$6,722	$16,082	$12,223	$29,152
International	1,724	3,177	3,256	5,239
	$8,446	$19,259	$15,479	$34,391

	As of December 31, 2004	As of June 30, 2005
		(Unaudited)
Long-lived assets:
United States	$1,561	$1,732
International	437	418
	$1,998	$2,150

The Company’s customers primarily consist of major wireless carriers. Revenues from the Company’s customers, which account for more than 10% of the Company’s revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
Revenues:
Customer-A	38%	32%	40%	31%
Customer-B	11%	21%	10%	23%
Customer-C	17%	15%	18%	14%

Accounts receivable from the Company’s customers, which account for more than 10% of accounts receivable are as follows:

	As of December 31, 2004	As of June 30, 2005
		(Unaudited)
Accounts Receivable:
Customer-A	41%	37%
Customer-B	17%	20%

11.   Commitments and Contingencies

Guaranteed Royalty Payments

During the six months ended June 30, 2005, the Company entered into new license agreements calling for $6.6 million in additional commitments to pay advance royalties in addition to the guaranteed future royalty agreements in existence at December 31, 2004.

Future guaranteed royalty payments under license agreements as of June 30, 2005 are as follows (in thousands):

Year Ending December 31,	Guaranteed Royalties
2005 (remaining six months)	$869
2006	3,055
2007	3,525
$7,449

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

On or about June 28, 2005, the Company received a demand for arbitration filed with the American Arbitration Association in Los Angeles, CA from NuvoStudios, Inc., a developer of wireless entertainment applications that had been retained by the Company on a “work for hire” basis in 2001 to develop certain wireless entertainment applications. In its demand, NuvoStudios alleges that the Company failed to honor its obligations to compensate NuvoStudios in accordance with the terms of the parties’ agreement and improperly deducted sums from NuvoStudios’ royalties. NuvoStudios is seeking damages for the Company’s alleged breach of the parties’ agreement, and an accounting of royalties due under the agreement and other damages as may be allowed by applicable law. The Company believes the claims are without merit and will vigorously defend this action.

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

12.   Related Party Transactions

An affiliate of Sprint PCS, one of the Company’s carriers, holds an ownership interest in the Company. For the three month periods ended June 30, 2004 and 2005 and the six month periods ended June 30, 2004 and 2005, the Company generated revenues of $1,461,000, $2,807,000, $2,727,000 and $4,713,000, respectively, from this related party.

On June 20, 2005, the Company’s Board of Directors elected Henk Rogers, the Managing Director of JAMDAT Mobile (Hawaii) LLC, to serve as the fifth member of the Company’s Board of Directors. Mr. Rogers also maintains a controlling interest in TTC, the licensor of the Company’s exclusive rights to distribute Tetris on mobile telephony devices, as described in Note 3 above. Mr. Rogers’ agreement to serve as a member of the Company’s Board of Directors was a condition to the Company’s entering into the Blue Lava transaction. During the three and six months ended June 30, 2005, the Company paid $1,726,000 to TTC which represented the liability assumed at the acquisition date for license fees related to the three months ended March 31, 2005. In addition, accrued expenses and other liabilities, includes $623,000 due to TTC for license fees related to the three months ended June 30, 2005.

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

Risks and uncertainties that could cause actual results to differ from our forward-looking statements include our ability to integrate the acquisitions of Downtown Wireless and Blue Lava, our ability to market and sell products in diverse market segments, our reliance on a limited number of products and third-party vendors and distributors, our ability to expand studio operations, increases in development costs, disruptions to information technology systems, unpredictable events and circumstances relating to international suppliers, increased competition, government regulatory action and general economic conditions. Please refer to the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations” and elsewhere in this report for more information.

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

Our games and other entertainment applications are based on intellectual properties that we create or own, and well-established brands that we license from third parties. Our original properties include, among others, JAMDAT Bowling, JAMDAT Mini Golf, Lemonade Tycoon and Downtown Texas Hold’em. Our licensed brands include, among others, Tetris, Bejeweled, The Lord of the Rings, Tony Hawk’s Underground, Scrabble, Boggle,Yahtzee, SOCOM  and DOOM. We also have license agreements with the NFL, MLB, the NBA and the NHL. We develop our applications both internally and through third-party developers.

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

•       Complexity of mobile phone features and technologies.   We support numerous mobile phone models and technologies in an effort to reach the maximum number of wireless subscribers. We have developed processes and proprietary technologies that have enabled us to deploy our applications efficiently to hundreds of mobile phone models. However, keeping pace with the rapid innovation of mobile phone technologies together with the continuous introduction of new mobile phone models by wireless carriers, requires investment in deployment capabilities, including personnel, technologies and equipment. To date, we have broadly supported mobile phones utilizing BREW or Java as the primary application environment.

•       Composition of our application portfolio.   Our strategy is to publish a diversified and balanced portfolio of high-quality applications based on both JAMDAT brands that we create or own and brands that we license from third parties. For example, in April 2005, we acquired a fifteen year exclusive worldwide license to exploit Tetris on mobile telephony devices, with an additional three year renewal option. We also recently expanded our catalog of JAMDAT-brands by acquiring Downtown Texas Hold’em, and continue to focus on creating JAMDAT-branded applications that typically generate higher margins for us, such as the recently-released JAMDAT Mini Golf. For the three months ended June 30, 2004 and 2005, we derived 51% and 33%, respectively, of our revenues from JAMDAT-branded applications. For the six months ended June 30, 2004 and 2005, we derived 50% and 37%, respectively, of our revenues form JAMDAT-branded applications. Our license agreements for third-party brands typically require that we pay an advance or guaranteed royalty payment. We generally recoup all of the advances we have paid from royalties earned from sales of the application before the licensor receives any further royalty payments from us. We currently generate a significant portion of our revenues from a limited number of products. Revenue from our top three franchises, Tetris, Bejeweled and Bowling, accounted for 0%, 12% and 24%, respectively, of our revenues for the three months ended June 30, 2004 and 21%, 15% and 8%, respectively, of our revenues for  the three months ended June 30, 2005. The Tetris, Bejeweled and Bowling franchises accounted for 0%, 10% and 25%, respectively, of our revenues for the six months ended June 30, 2004 and 12%, 18% and 11%, respectively, of our revenues for the six months ended June 30, 2005. We also distribute applications for other publishers, developers and licensors. When we distribute applications, we generally do not assume the cost or responsibility associated with application development, which ultimately results in a higher royalty payment to the third party, and therefore, a lower gross margin for us on distributed products. For the three and six months ended June 30, 2004 and 2005, these third party distribution services accounted for less than 1% of our revenues.

•       Pricing of our applications.   Our prices and purchasing methods vary by application, mobile phone model and wireless carrier. We offer some of our applications only on a monthly subscription basis and others only through a one-time purchase option. We may also bundle a number of applications which are offered for a single monthly subscription fee. Subscriptions to our applications generally renew automatically on a month-to-month basis and are terminable by our customers at any time. Although we have the ability to propose prices to our carriers, in general, the final price for our applications is set by the carrier. The carriers typically charge $1.49 to $2.99 for a monthly subscription and $3.99 to $7.49 for a one-time purchase of our applications. For the three months ended June 30, 2004 and 2005, we derived approximately 30% and 25% of our revenues, respectively, from subscriptions. For the six months ended June 30, 2004 and 2005, we derived approximately 30% and 25% of our revenues, respectively, from subscriptions.

•       Revenues by carrier.   Although we intend to expand our use of alternative distribution channels such as Internet portals to market and sell our applications, we primarily distribute our applications through wireless carriers. We generally seek to create direct contractual relationships with these carriers when they launch their “bill on behalf” of services. Our ability to generate revenues and the terms under which we deliver our applications depend on a number of factors, including our ability to maintain strong relationships with the carriers and to differentiate our applications from those of our competitors. Subscribers of Verizon Wireless, Cingular/AT&T Wireless and Sprint PCS, our top three largest carriers by revenue, accounted for approximately 38%, 11% (assuming the Cingular/AT&T Wireless merger had been completed prior to 2004) and 17%, respectively, of our revenues during the three months ended June 30, 2004, approximately 32%, 21% and 15%, respectively, of our revenues during the three months ended June 30, 2005, approximately 40%, 10% (assuming the Cingular/AT&T Wireless merger had been completed prior to 2004) and 18%, respectively, of our revenues during the six months ended June 30, 2004 and approximately 31%, 23% and 14%, respectively, of our revenues for the six months ended June 30, 2005.

•       Revenues by geography.   While we initially focused on building our presence in the United States, we believe that the wireless entertainment market is expanding globally and are actively pursuing international revenue opportunities. We have offices in Montreal, Canada; London, England; Tokyo, Japan; Hyderabad, India; and in July 2005, we opened a new office in Bucharest, Romania to provide additional product development capabilities for our European operations. All of our other international distribution efforts are currently managed directly from the United States. We also believe that our recent acquisition of Blue Lava in April 2005 and the related acquisition of a long-term exclusive worldwide license to exploit Tetris on mobile telephony devices will enable us to increase our international revenues. During the three months ended June 30, 2004 and 2005, we derived approximately 20% and 16% of our revenues, respectively, from international markets. During the six months ended June 30, 2004 and 2005, we derived approximately 21% and 15% of our revenues, respectively, from international markets.

Recent Acquisitions

On January 5, 2005, we acquired all of the membership interests of Downtown Wireless. The purchase price was comprised of $5,626,000 in cash and 34,635 shares of our common stock, with an estimated fair value of approximately $700,000 based on the average of the closing sales price per share of our common stock on The Nasdaq National Market for the three trading days prior to the closing of the acquisition. We also incurred approximately $180,000 of direct transaction costs related to the acquisition.

On April 20, 2005, we, together with our wholly-owned subsidiary, JAMDAT Mobile (Hawaii) LLC (“JAMDAT Hawaii”), entered into a purchase agreement with Blue Lava Wireless, LLC (“Blue Lava”), and the Henk B. Rogers 2005 Dynasty Trust, the Akemi M. Rogers 2005 Dynasty Trust, Henk Rogers and Akemi Rogers (collectively, the “Members”). Under the terms of the purchase agreement, JAMDAT

Hawaii acquired all of the membership interests of Blue Lava from the Members. One of the principal assets of Blue Lava that we acquired was an exclusive, fifteen year, worldwide license to distribute the interactive game Tetris on mobile telephony devices.

The purchase price of $126.1 million (excluding the contingently issuable escrowed shares discussed below) for the membership interests of Blue Lava was comprised of the following:

•       an initial cash payment of $63.7 million;

•       a deferred payment of $13.7 million (or $12.9 million at the acquisition date after discounting the payment at an interest rate of approximately 6%, which represents our estimated incremental borrowing rate) due on the one year anniversary of the closing of the acquisition, which can be paid in cash or stock at our option;

•       3,050,000 shares of our common stock (with a fair value of approximately $48.3 million based on the average of the closing sales price per share of our common stock on The Nasdaq National Market for the three trading days prior to the public announcement date) delivered to the Members at the closing of the acquisition;

•       approximately $1.2 million of direct transaction costs; and

•       an additional 1,000,000 shares of our common stock to be held in escrow for a period of up to three years. The escrowed shares will be held in an escrow account to provide a source of recovery for claims that we may have pursuant to the indemnification provisions of the purchase agreement. On each of the first three anniversaries of the closing date of the Blue Lava acquisition, one third of the escrowed shares, less any shares retained to satisfy pending indemnification claims, will be released to the Members. Due to the contingent nature of the escrowed shares, they have been excluded from the total purchase price of $126.1 million.

The purchase price for Blue Lava was preliminarily allocated to assets acquired and liabilities assumed. The estimated fair value of the tangible assets acquired and liabilities assumed approximated the historical cost basis. The excess of the purchase price over the fair value of the net tangible assets was allocated to goodwill and identifiable intangible assets based on their estimated fair values determined by management with the assistance of an independent third party appraiser. Approximately $2.6 million of the purchase price was allocated to acquired in-process research and development (“IPRD”) which related to several wireless game products in the development stage of production which had not yet reached technological feasibility. Products in development were assumed to be approximately 40% complete as of  the acquisition date with significant efforts remaining with regard to product design, programming, and quality assurance. In calculating IPRD, we assumed product completion and commercial release to occur during the third quarter of 2005 and an approximate cost to complete of $120,000.

Results of Operations

The following table sets forth the items in our historical consolidated statements of operations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)
Revenues	$8,446	$19,259	$15,479	$34,391
Cost of Revenues	1,395	5,101	2,360	8,557
Gross profit	7,051	14,158	13,119	25,834
Operating Expenses:
Research and development	2,699	4,781	5,054	8,943
Selling and marketing	1,416	2,004	2,312	3,690
General and administrative	1,739	3,328	3,054	5,995
Acquired in-process research and development	—	2,640	—	2,890
Stock-based compensation	787	322	1,498	679
Total operating expenses	6,641	13,075	11,918	22,197
Income from operations	410	1,083	1,201	3,637
Interest and other income (expense), net	13	(278)	(40)	(25)
Income before income tax benefit	423	805	1,161	3,612
Income tax benefit	—	1,746	—	1,668
Net income	$423	$2,551	$1,161	$5,280

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)
Revenues	100%	100%	100%	100%
Cost of Revenues	17	26	15	25
Gross profit	83	74	85	75
Operating Expenses:
Research and development	32	25	33	26
Selling and marketing	17	10	15	11
General and administrative	21	17	20	17
Acquired in-process research and development	—	14	—	8
Stock-based compensation	9	2	10	2
Total operating expenses	79	68	77	65
Income from operations	5	6	8	11
Interest and other income (expense), net	—	(1)	—	—
Income before income tax benefit	5	4	8	11
Income tax benefit	—	9	—	5
Net income	5%	13%	8%	15%

Sources of Revenues

We principally derive revenues from the licensing of our applications to wireless subscribers for a one-time purchase fee or a monthly subscription fee. Substantially all of these fees appear on our customers’ monthly mobile phone bill. In accordance with our carrier agreements, the carriers perform billing and collection functions and remit a percentage of the fees to us. We recognize the net amount of revenues due to us from the wireless carrier. We generate the vast majority of our revenues through our carrier distribution channel when wireless subscribers download our applications to their mobile phones, typically through a carrier’s branded e-commerce service. Our customers may also initiate the purchase of our applications from various Internet portal sites or through other delivery mechanisms with carriers continuing to be responsible for billing, collecting and remitting to us a percentage of those fees. We also generate limited revenues from mobile phone manufacturers when they embed one of our applications directly into a mobile phone. We generally receive payment from the manufacturer on a per mobile phone basis. Revenues from embed sales represented 7%, and 2%, respectively, of our revenues for the three months ended June 30, 2004 and 2005 and 6% and 2%, respectively, of our revenues for the six months ended June 30, 2004 and 2005. Also, in certain foreign territories we sell our products to wireless subscribers through local distribution partners. Finally, we currently generate limited revenues from the sale of some of our applications, including PC and PDA products, through Internet portal sites and retail stores. Revenues from these sales represented less than 3% of our revenues for the three and six months ended June 30, 2004 and 2005, respectively. We currently anticipate that revenues from PC and PDA products, which are a result of the Hexacto acquisition, will continue to be insignificant as a percentage of total revenues as we do not anticipate significant future investment in these types of revenue opportunities.

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

Amortization of other intangibles relates to amortization of assets acquired through the acquisition of businesses. We amortize other intangibles over the estimated useful life of the respective assets. Amortization of other intangibles has increased significantly during the current quarter as we have begun to amortize other intangibles created upon our April 20, 2005 acquisition of Blue Lava. See “—Recent Acquisitions.”

Other costs of revenues consist primarily of bandwidth, co-location space and other fees associated with maintaining the carrier-grade hosting environment we use for developing and operating our application provisioning and multi-player gaming services.

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

General and Administrative.   Our general and administrative expenses relate primarily to the compensation and associated costs for general and administrative personnel, professional fees, facility costs, information technologies and service costs. As of August 11, 2005, in addition to our headquarters located in Los Angeles, California, we maintain offices in Honolulu, Hawaii; Tokyo, Japan; Montreal, Canada; London, England; Bucharest, Romania and Hyderabad, India. We expect that general and administrative expenses will continue to increase as we hire additional personnel, continue to protect our intellectual property rights and incur costs related to the anticipated growth of our business and our operation as a public company.

Acquired In-Process Research and Development.    Acquired in-process research and development represents the value of products acquired through the acquisition of a business that were in the development stage and are not considered to have reached technological feasiblilty or to have alternative future use. Accordingly, these non-recurring items are expensed as research and development upon completion of the related acquisition.

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

Prior to our IPO, we granted stock awards and options to our employees and directors under our equity plans that were intended to be exercisable at a price per share not less than the fair value of the shares of our common stock underlying those options or stock awards on their respective dates of grant. Because there was no public market for our shares prior to our IPO, our board of directors determined these exercise prices in good faith, based on the best information available to the board and our management at the time of grant. All stock awards and options granted subsequent to our IPO have been and will continue to be issued with exercise prices equal to the market value of our stock at the close of business on the date of grant.

We recognize compensation expense as we amortize the deferred stock-based compensation amounts on an accelerated basis over the related graded vesting periods, generally over four years.

During the six month period ended June 30, 2004, we recorded deferred stock-based compensation to stockholders equity of $5.1 million related to the grant of new restricted common stock and options awards. During the six month period ended June 30, 2005, we recorded a reduction in deferred stock-based compensation to stockholders equity of $0.3 million related to the repurchase of previously granted unvested restricted common stock and awards upon the termination of the related employees. Future annual amortization of deferred stock-based compensation for restricted common stock and options as of June 30, 2005 is as follows (in thousands):

Years Ending December 31,
2005 (remaining six months)	$577
2006	$692
2007	$213
2008	$16

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

Income Taxes

We use the asset and liability method to account for income taxes. Under this method, deferred income taxes are determined based on differences between the financial statement and tax basis of assets and liabilities, and are measured at the enacted tax rates that will be in effect when those differences are expected to reverse. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. Prior to June 30, 2005, we had determined it was more likely than not that our deferred tax assets were not realizable. Accordingly, we fully reserved our deferred tax assets to reflect our history of operating losses and the inherent uncertainties surrounding future profitability. In the quarter ended June 30, 2005, based on an evaluation of positive and negative factors including:  The Company’s history of achieving operating objectives; the achievement of consolidated adjusted pre-tax income over the most recent three year period; consummation of a major acquisition and clarity regarding the future financial impact, future projections of adjusted pretax income; and the lack of significant limitations on the use of net operating losses, we have determined that it is more likely than not that we will be able to realize a significant amount of our deferred tax assets. Therefore, the Company has decreased the valuation allowance attributable to the US deferred tax assets during the second quarter and will continue to decrease the valuation allowance over the two remaining quarters of 2005. As a result, the Company has recorded a tax benefit for the three months ended June 30, 2005 and does not expect to record any material income tax provision over the remainder of 2005. At June 30, 2005, we have net deferred tax assets of $3.5 million. We have retained and do not currently anticipate reversing the valuation allowance for deferred tax attributes in certain foreign jurisdictions where there is insufficient historical or future operating profitability to demonstrate that the foreign deferred tax attributes are more likely than not of being realized. Should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred  tax asset would reduce income in the period such determination was made. Should we determine that our deferred foreign tax attributes are realizable, an adjustment to release the valuation allowance and recognize additional deferred tax assets may be necessary.

 Comparison of the quarters ended June 30, 2004 and 2005

Revenues.   Our revenues increased 128% from $8.4 million for the three month period ended June 30, 2004, to $19.3 million for the three month period ended June 30, 2005. This increase was primarily due to a growth in sales of our applications resulting from an increase in the number of addressable next-generation handsets, as a result of sales of new handsets by our carriers and the addition of new carriers offering application download services. We increased the number of applications generating revenue to 126 during the three month period ended June 30, 2005 from 77 during the three month period ended June 30, 2004. In addition, our second quarter of 2005 benefited from increased revenue resulting from our acquisitions of Downtown Wireless and Blue Lava. Our international revenues decreased from 20% in the three month period ended June 30, 2004 to 16% in the three month period ended June 30, 2005 due primarily to stronger growth in the U.S. market. The impact of exchange rate changes on revenue denominated in currencies other than U.S. dollars amounted to a net increase of approximately $0.1 million for the three month period ended June 30, 2005.

Cost of Revenues.   Cost of revenues increased 266% from $1.4 million for the three month period ended June 30, 2004, to $5.1 million for the three month period ended June 30, 2005. The increase was primarily due to increased royalty payments to developers and licensors resulting from our increased revenues, an increase in license amortization (from $0.2 million to $1.1 million for the three month periods ended June 30, 2004 and 2005, respectively) due to the acquisition of additional licenses including DOOM and SOCOM: U.S. Navy SEALs and recently extended licenses with Atari and MLB, and increased amortization of other intangible assets (from $0.1 million to $1.7 million for the three month periods ended June 30, 2004 and 2005, respectively) in connection with our acquisitions of Downtown Wireless and Blue Lava.

Gross Profit.   Our gross profit increased 101% from $7.1 million for the three month period ended June 30, 2004, to $14.2 million for the three month period ended June 30, 2005. The increase was primarily due to an increase in our revenues offset by increases in our cost of sales. Our gross profit decreased as a percentage of revenues from 83% for the three month period ended June 30, 2004, to 74 % for the three month period ended June 30, 2005. This decrease is a result of the amortization of other intangible assets related to our acquisitions of Downtown Wireless and Blue Lava. In addition, increased royalty payments associated with the increased sale of licensed properties as a percentage of revenue from 49% of sales in the three month period ended June 30, 2004, to 65% of sales in the three month period ended June 30, 2005. Lastly, royalty payments to developers and licensors for products that have earned royalties in excess of advance payments have increased over the prior year period as a result of our increased revenues from certain products.

Research and Development.   Research and development expenses increased 77% from $2.7 million for the three month period ended June 30, 2004, to $4.8 million for the three month period ended June 30, 2005. The increase primarily resulted from an increase in the number of applications being developed from the prior year, an increase in the number of distribution partners and models of addressable next generation handsets for which we must make our products available, an increased investment in feature sets and art assets as required by more capable devices and increased consumer expectations, an increase in our full-time headcount, the opening and operation of offices in Japan and India, the acquisition and operation of Blue Lava and increased spending on platform technologies, mobile phones and wireless service plans to support our development and deployment efforts. External development expenses represented 19% of total research and development expenses during the three month period ended June 30, 2005, compared to 20% over the same period in 2004. As a percentage of revenues, research and development expenses declined from 32% in the three month period ended June 30, 2004, to 25% in the three month period ended June 30, 2005, due to the overall growth of our revenues which resulted in economies of scale in our research and development expenses.

Selling and Marketing.   Selling and marketing expenses increased 42% from $1.4 million for the three month period ended June 30, 2004, to $2.0 million for the three month period ended June 30, 2005. The increase primarily resulted from higher spending on trade shows and advertising, an increase in our full-time headcount and the opening and operation of our office in Japan. As a percentage of revenues, selling and marketing expenses declined from 17% in the three month period ended June 30, 2004, to 10% in the three month period ended June 30, 2005, due to the overall growth of our revenues which resulted in economies of scale in our selling and marketing expenses.

General and Administrative.   General and administrative expenses increased 91% from $1.7 million for the three month period ended June 30, 2004, to $3.3 million for the three month period ended June 30, 2005. The increase in general and administrative expenses was due primarily to increased full-time head count, the opening and operating of our office in Japan and increased insurance and professional fees specifically related to our operations as a public company and the protection of our intellectual property rights. We incurred substantial legal fees during the second quarter of 2005 related to a pending trademark infringement claim against Verisign, Inc. and certain of its affiliates. We anticipate continuing to incur substantial legal fees related to this matter at least through the fourth quarter of 2005. As a percentage of revenues, general and administrative expenses declined from 21% in the three month period ended June 30, 2004, to 17% in the three month period ended June 30, 2005, due to the overall growth of our revenues which resulted in economies of scale in our general and administrative expenses offset by the additional costs of operating as a public company.

Stock-based Compensation.   Stock-based compensation for the three month period ended June 30, 2004 was $0.8 million compared to $0.3 million for the three month period ended June 30, 2005. Amortization of deferred stock-based compensation relates to certain stock grants made through 2004 at exercise prices below the deemed fair value for financial accounting purposes. The decrease in stock based compensation is due to the acceleration of amortization of deferred stock-compensation in earlier years, as well as cancellations of stock awards resulting from employee terminations.

Acquired In-Process Research and Development or IPRD.   IPRD for the three month period ended June 30, 2005 represents the write-off of acquired in-process research and development related to our April 20, 2005 acquisition of Blue Lava.

Interest and Other Income (Expense), Net.   Interest and other income (expense), net for the three month period ended June 30, 2004 amounted to income of $13,000 compared to an expense of $278,000 for the three month period ended June 30, 2005. The change was primarily a result of $334,000 of interest expense related to our term loan and revolving line of credit which was established during the three month period ended June 30, 2005.

Income Tax Provision (Benefit).   We had no income tax provision for the three month period ended June 30, 2004, compared to an income tax benefit of $1.7 million for the three month period ended June 30, 2005. During the three month period ended June 30, 2005, we recognized an income tax benefit resulting from the reversal of a significant portion of our valuation allowance for certain deferred tax assets as discussed above. During the comparable period in 2004, we were utilizing net operating losses and did not record a provision for income taxes.

Comparison of the Six Months ended June 30, 2004 and 2005

Revenues.   Our revenues increased 122% from $15.5 million for the six month period ended June 30, 2004, to $34.4 million for the six month period ended June 30, 2005. This increase was primarily due to a growth in sales of our applications resulting from an increase in the number of addressable next-generation handsets, as a result of sales of new handsets by our carriers and the addition of new carriers offering application download services. We increased the number of applications generating revenue to 126 during the six month period ended June 30, 2005 from 77 during the six month period ended June 30, 2004. In addition, our first six months of 2005 benefited from increased revenue resulting from our acquisitions of Downtown Wireless and Blue Lava. Our international revenues decreased from 21% in the six month period ended June 30, 2004 to 15% in the six month period ended June 30, 2005 due primarily to stronger growth in the U.S. market. The impact of exchange rate changes on revenue denominated in currencies other than U.S. dollars amounted to a net increase of approximately $0.1 million for the six month period ended June 30, 2005.

Cost of Revenues.   Cost of revenues increased 263% from $2.4 million for the six month period ended June 30, 2004, to $8.6 million for the six month period ended June 30, 2005. The increase was primarily due to increased royalty payments to developers and licensors resulting from our increased revenues, an increase in license amortization (from $0.4 million to $1.9 million for the six month periods ended June 30, 2004 and 2005, respectively) due to the acquisition of additional licenses including recently extended licenses with Atari and MLB, and increased amortization of other intangible assets (from $0.1 million to $2.0 million for the six month periods ended June 30, 2004 and 2005, respectively) in connection with our acquisitions of Downtown Wireless and Blue Lava.

Gross Profit.   Our gross profit increased 97% from $13.1 million for the six month period ended June 30, 2004, to $25.8 million for the six month period ended June 30, 2005. The increase was primarily due to an increase in our revenues offset by increases in our cost of sales. Our gross profit decreased as a percentage of revenues from 85% for the six month period ended June 30, 2004, to 75% for the six month period ended June 30, 2005. This decrease is a result of the amortization of other intangible assets related to our April 20, 2005 acquisition of Blue Lava. In addition, increased royalty payments associated with the increased sale of licensed properties as a percentage of revenue from 50% of sales in the six month period ended June 30, 2004, to 61% of sales in the six month period ended June 30, 2005. Lastly, royalty payments to developers and licensors for products that have earned royalties in excess of advance payments have increased over the prior year period as a result of our increased revenues from certain products.

Research and Development.   Research and development expenses increased 77% from $5.1 million for the six month period ended June 30, 2004, to $8.9 million for the six month period ended June 30, 2005. The increase primarily resulted from an increase in the number of applications being developed from the prior year, an increase in the number of distribution partners and models of addressable next generation handsets for which we must make our products available, an increased investment in feature sets and art assets as required by more advanced devices and increased consumer expectations, an increase in our full-time headcount, the opening and operation of offices in Japan and India, the acquisition and operation of Blue Lava and increased spending on platform technologies, mobile phones and wireless service plans to support our development and deployment efforts. External development expenses represented 20% of total research and development expenses during the six month period ended June 30, 2005, compared to 24% over the same period in 2004. As a percentage of revenues, research and development expenses declined from 33% in the six month period ended June 30, 2004, to 26% in the six month period ended June 30, 2005, due to the overall growth of our revenues which resulted in economies of scale in our research and development expenses.

Selling and Marketing.   Selling and marketing expenses increased 60% from $2.3 million for the six month period ended June 30, 2004, to $3.7 million for the six month period ended June 30, 2005. The increase primarily resulted from higher spending on trade shows and advertising, an increase in our full-time headcount and the opening and operation of our office in Japan. As a percentage of revenues, selling and marketing expenses declined from 15% in the six month period ended June 30, 2004, to 11% in the six month period ended June 30, 2005, due to the overall growth of our revenues which resulted in economies of scale in our selling and marketing expenses.

General and Administrative.   General and administrative expenses increased 96% from $3.1 million for the six month period ended June 30, 2004, to $6.0 million for the six month period ended June 30, 2005. The increase in general and administrative expenses was due primarily to increased full-time head count, the opening and operating of our office in Japan and increased insurance and professional fees specifically related to our operations as a public company and the protection of our intellectual property rights. We incurred substantial legal fees during the six month period ended June 30, 2005 related to a pending trademark infringement claim against Verisign, Inc. and certain of its affiliates. We anticipate continuing to incur substantial legal fees related to this matter at least through the fourth quarter of 2005. As a percentage of revenues, general and administrative expenses declined from 20% in the six month period ended June 30, 2004, to 17% in the six month period ended June 30, 2005, due to the overall growth of our revenues which resulted in economies of scale in our general and administrative expenses offset by the additional costs of operating as a public company.

Stock-based Compensation.   Stock-based compensation for the six month period ended June 30, 2004 was $1.5 million compared to $0.7 million for the six month period ended June 30, 2005. Amortization of deferred stock-based compensation relates to certain stock grants made through 2004 at exercise prices below the deemed fair value for financial accounting purposes. The decrease in stock based compensation is due to the acceleration of amortization of deferred stock-compensation in earlier years, as well as cancellations of stock awards resulting from employee terminations.

Acquired In-Process Research and Development or IPRD.   IPRD for the six month period ended June 30, 2005 represents the write-off of acquired in-process research and development related to our 2005 acquisitions of Blue Lava and Downtown Wireless.

Interest and Other Income (Expense), Net.   Interest and other income (expense), net for the six month period ended June 30, 2004 amounted to an expense of $40,000 compared to an expense of $25,000 for the six month period ended June 30, 2005. The expense for the six month period ended June 30, 2004 was due to interest incurred on debt from our Hexacto acquisition. The expense for the six month period ended

June 30, 2005 was due to interest incurred on debt from our Blue Lava acquisition, offset by interest income generated from the investment of our IPO proceeds.

Income Tax Provision (Benefit).   We had no income tax provision for the six month period ended June 30, 2004, compared to an income tax benefit of $1.7 million for the six month period ended June 30, 2005. During the six month period ended June 30, 2005 we recognized an income tax benefit resulting from the reversal of a significant portion of our valuation allowance for certain deferred tax assets as discussed above. During the comparable period in 2004, we were utilizing net operating losses and did not record a provision for income taxes.

Liquidity and Capital Resources

Since our inception, our primary sources of liquidity have been private placements of preferred shares amounting to $32.6 million, net proceeds from our IPO in October 2004 amounting to $63.3 million, and more recently, cash flows from operations. We currently anticipate that our primary sources of liquidity will come from cash generated from operating activities and borrowings under our credit facility. Our cash, cash equivalents and short-term investments were $64.9 million as of December 31, 2004 and $21.3 million as of June 30, 2005.

Our net cash used in operating activities was $1.9 million for the six month period ended June 30, 2004, compared to net cash provided by operating activities of $10.5 million for the six month period ended June 30, 2005. Net cash used in operating activities for the six months ended June 30, 2004 was primarily the result of significant increases in accounts receivable and other assets, offset by our net income of $1.2 million and non-cash items such as depreciation and amortization, in-process research and development expense and stock-based compensation. Net cash provided by operating activities for the six month period ended June 30, 2005 was primarily the result of net income of $5.3 million adding back non-cash items such as depreciation and amortization, acquired in-process research and development, the net tax benefit from the release of our valuation allowance and stock-based compensation, and by decreases in accounts receivable. Our days sales in outstanding receivables decreased to 85 days at June 30, 2005, compared to 103 days at December 31, 2004. Excluding balances acquired from Blue Lava, our accounts receivable balance increased by $3.4 million and decreased by $0.3 million for the six month periods ended June 30, 2004 and 2005, respectively. Despite the current period decrease in accounts receivable which was caused by an unusually high year-end customer balance, we anticipate future growth in receivables if our revenues continue to increase and this will continue to have a significant impact on our cash flows from operations. For the six month periods ended June 30, 2004 and 2005, we paid $1.1 million and $1.8 million, respectively, for the acquisition of third party licenses, which is included in prepaid royalties in cash flows from operations. In the future, we may be required to spend increasing amounts of money to acquire desirable third party licenses depending on the rights that we acquire and the value that the license holders place on those rights. If we acquire new third party licenses, we will likely spend significant amounts to develop and market products for the acquired licenses.

Our net cash used in investing activities was $0.1 million for the six month period ended June 30, 2004, compared to net cash used in investing activities of $35.7 million for the six month period ended June 30, 2005. Net cash used in investing activities for the six month period ended June 30, 2004 consisted of $1.0 million in acquisitions of fixed assets offset by a release of restricted cash in the amount of $0.9 million. Net cash used in investing activities for the six month period ended June 30, 2005 was comprised of $68.7 million related to the acquisitions of Downtown Wireless and Blue Lava, $18.1 million used to purchase short-term investments and $0.5 million used in acquisitions of fixed assets, offset by the sale of $51.6 million of short term investments. Our acquisitions of fixed assets were primarily to purchase personal computers, servers, software and fixtures. We expect to continue to invest in our facilities and technology to support our operations and remain competitive. In addition, it is likely that we will continue to use cash to fund our current international operations or possibly make additional acquisitions or investments.

Our net cash used in financing activities was $1.9 million for the six month period ended June 30, 2004, compared to net cash provided by financing activities of $15.0 million for the six month period ended June 30, 2005. Net cash used in financing activities for the six month period ended June 30, 2004 was comprised of net payments of bank facilities and a note payable of $2.2 million, offset by proceeds from the issuance of common stock of $0.3 million. Net cash provided by financing activities for the six month period ended June 30, 2005 consisted of $15.0 million in proceeds from a bank facility put in place to partially finance the acquisition of Blue Lava and proceeds from the issuance of common stock of $0.1 million, offset by $0.1 million in repayment of other bank facilities.

We believe that our current cash and cash equivalents, cash flow from operations and amounts available under credit facilities will be sufficient to meet our anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities or additional equity securities or to obtain additional borrowings under our credit facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in incurring debt service obligations and could result in additional operating and financial covenants that would restrict our operations. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Indebtedness

As of June 30, 2005, JAMDAT Mobile (Canada) ULC (“JAMDAT Canada”) had an operating line of credit with the Bank of Montreal bearing interest at the bank’s prime lending rate plus 1.75%. Maximum borrowing of $200,000 Canadian Dollars is based on receivable levels of JAMDAT Canada and is collateralized by all the present and future accounts receivable, work in progress and inventory of JAMDAT Canada, as well as certain other assets of JAMDAT Canada. The credit facility requires JAMDAT Canada to maintain certain financial and non-financial covenants, the most restrictive of which is maintaining minimum working capital and debt to net tangible asset ratios. JAMDAT Canada was in compliance with these covenants at June 30, 2005. We guarantee JAMDAT Canada’s obligations to the Bank of Montreal. No borrowings were outstanding under this credit facility at June 30, 2005.

In connection with the acquisition of Hexacto, we assumed a note payable which was originally an obligation of the seller. The uncollateralized obligation is repayable in monthly principal payments of approximately $7,000 through August 2005. As of June 30, 2005, the outstanding principal balance of the note was approximately $7,000.

As of June 30, 2005, we were party to a loan and security agreement with Comerica Bank, providing for a 29 month term loan of $10 million  and a 24 month revolving credit facility in an amount up to $15 million that bear interest at variable rates tied to either prime or LIBOR, at our discretion. As of June 30, 2005, the term loan and the revolving credit facility are bearing interest at 6.09% and 5.65%, respectively. The revolving credit facility is limited to 80% of eligible accounts receivable where eligible accounts receivable excludes certain foreign and long-outstanding receivables. The obligation to repay borrowings under this agreement is collateralized by a first priority lien on all of our assets. The extension of credit is subject to certain covenants and restrictions, the most restrictive of which require us to maintain certain minimum trailing EBITDA and liquidity ratios. We were in compliance with these covenants at June 30, 2005. We had $10 million outstanding under the term loan and had drawn $5 million under the revolving credit facility at June 30, 2005. Amounts borrowed under the revolving credit facility are due April 20, 2007. At June 30, 2005, additional available borrowings under the credit facility were $5.6 million.

We entered into a promissory note payable agreement as puchase consideration related to the acquisition of Blue Lava. The non-interest bearing principal balance on the note is $13.7 million which has a discounted carrying value of $12.9 million at the acquisition date based on our estimated incremental borrowing rate of 6.09%. Interest expense on the note payable was accrued or imputed in the accompanying condensed consolidated statement of operations. The note payable is due on the one year anniversary of the closing of the Blue Lava acquisition, and is payable in any combination of cash or shares of our common stock at the sole discretion of the Company.

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

Risks Related to Our Business

We have only recently become profitable and may not sustain or increase profitability in the future.

We attained profitability in 2004 and remained profitable through the second quarter of 2005, but continue to carry an accumulated deficit of $13.1 million. We cannot be certain that our recent profitability will be sustainable, and if we fail to sustain our profitability, the market price of our common stock will likely decline.

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

For the six month period ended June 30, 2005, we received approximately 31% of our revenue from subscribers of Verizon Wireless, 23% of our revenue from subscribers of Cingular/AT&T Wireless and 14% of our revenue from subscribers of Sprint PCS with average outstanding accounts receivable balances of $6.4 million, $4.5 million and $1.2 million, respectively. During 2004, we received approximately 38% of our revenue from subscribers of Verizon Wireless, 13% of our revenue from subscribers of Cingular/AT&T Wireless (assuming the Cingular/AT&T merger was approved prior to 2004) and approximately 15% of our revenue from subscribers of Sprint PCS with average outstanding accounts receivable balances of $2.9 million, $0.6 million and $0.4 million, respectively. We expect that we will continue to generate a significant portion of our revenue through a limited number of carriers for the foreseeable future, although these carriers may vary from period to period. A significant portion of our outstanding accounts receivable are with Verizon Wireless, Cingular/AT&T Wireless and Sprint PCS, which results in a concentration of our credit risk. If any of Verizon Wireless, Cingular/AT&T or Sprint PCS is unable to fulfill its payment obligations to us under our carrier agreements with them, our revenue could decline significantly.

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

Wireless carriers also generally control the billing and revenue collection for our applications, either directly or through third party service providers. If our wireless carriers or their third party service providers make material inaccuracies in providing billing and collection services to us, our revenues may be less than anticipated or may be subject to refund at the discretion of the wireless carrier. For example, in July 2005, one of our wireless carriers notified us that they had conducted an analysis to assess the validity of their subscription customers who had replaced their next generation wireless devices with another next generation wireless device during the term of their wireless agreement. As a result of their analysis, the carrier identified certain customer subscriptions, including subscriptions for JAMDAT products, which were not actively in use and terminated those subscriptions. In June 2005, we also initiated an audit of our revenues collected through a third party billing provider affiliated with one of our wireless carriers, due to certain irregularities that we had discovered in billing reports related to periods as far back as 2003. If instances such as these continue to occur or occur more frequently, our business may be negatively impacted.

The development, distribution and sale of wireless entertainment applications is a highly competitive business. We compete primarily on the basis of quality of applications, brand, carrier and customer service and distribution breadth. We also compete for experienced and talented employees.

Currently, we consider our primary competitors to be Disney, Electronic Arts, Gameloft, Infospace, Mforma, Namco, Sony Pictures, Glu Mobile, THQ Wireless, VeriSign and Yahoo!. In the future, likely competitors may include other major media companies, traditional video game publishers, content aggregators, wireless software providers and other pure-play wireless entertainment publishers. Wireless carriers may also decide to develop and distribute their own wireless entertainment applications. If carriers enter the wireless entertainment applications market, they might refuse to distribute some or all of our applications or may deny us access to all or part of their networks.

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

In March 2005, Thomas Ellsworth resigned. Mr. Ellsworth was our Executive Vice President, Marketing and Corporate Development. In April 2005, Juan Montes resigned. Mr. Montes was the European Managing Director of JAMDAT Mobile (UK) Ltd., our subsidiary based in London, England.

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

We believe that establishing and maintaining our brand is critical to retaining and expanding our customer base. Promotion of our brand will depend on our success in providing high-quality wireless entertainment applications. However, such success will depend, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our wireless carriers fail to provide quality service, our customers’ ability to access our applications may be interrupted, which may adversely affect our brand. If our customers and carriers do not perceive our existing products and services as high-quality, or if we introduce new applications that are not favorably received by our customers and carriers, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand will be costly. It will also involve extensive management time to execute successfully. Further, the markets in which we operate are highly competitive and many of our competitors, such as Disney, Electronic Arts, Yahoo and Sony Pictures, already have substantially more brand recognition than we do. If we fail to successfully increase brand awareness and consumer recognition of our applications, our potential revenues could be limited, our costs could increase and our business could suffer.

We depend on a limited number of our applications for a significant portion of our revenues.

For the six month period ended June 30, 2005, we generated approximately 11%, 18% and 12% from our JAMDAT Bowling, Bejeweled and Tetris applications, respectively. We began distributing Tetris applications in April 2005. In 2004, we generated approximately 25% and 10% of our revenues from our JAMDAT Bowling and Bejeweled applications, respectively. We expect to continue to derive a substantial portion of our revenues from our JAMDAT Bowling, Bejeweled and Tetris applications. If these applications are not successful in the future or we are unable to develop new applications that are as successful, our future revenues could be limited and our business may suffer.

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

Competition for licenses may also increase the advances, guarantees and royalties that we must pay to our licensors, which could significantly increase our costs. Failure to maintain our existing licenses or obtain additional licenses with significant commercial value could impair our ability to introduce new applications or continue our current applications, which could materially harm our business. During the six month period ended June 30, 2005, our revenues derived from applications branded with the intellectual properties of our five largest licensors, The Tetris Company, PopCap Games, Atari, Activision and Gamehouse, together accounted for approximately 42% of our revenues.

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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our earnings based on this impairment assessment process, which could harm our financial position.

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

If our developers terminate their relationships with us or negotiate agreements with terms less favorable to us, we would have to increase our internal development staff, which would be a time-consuming and potentially costly process. If we are unable to increase our internal development staff in a cost-effective manner or if our current internal development staff fails to create successful applications, our earnings could materially diminish.

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

We rely on our wireless carriers’ networks to deliver our applications to our customers and on their billing systems to track and account for the downloading of our applications. In certain circumstances, we also rely on our servers to deliver applications on demand to our customers through their wireless carriers’ networks. Any failure of, or technical problem with, the carriers’ or our billing and delivery systems, information systems or communications networks could result in the inability of our customers to download our applications or prevent the completion of billing for an application. If any of these systems fails, there is an interruption in the supply of power, an earthquake, fire, flood or other natural disaster, or an act of war or terrorism, our customers may be unable to access our applications. Any failure of, or technical problem with, the carriers’ or our systems could cause us to lose customers or revenues or incur substantial repair costs and distract management from operating our business. From time to time, we have experienced limited failures with our carriers’ billing and delivery systems and communication networks, including certain gateway failures at one of our carrier partners during the reporting period which reduced the provisioning capacity of the carrier’s branded e-commerce system.

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

As of June 30, 2005, we had approximately $21.3 million in cash and cash equivalents and access to up to $5.6 million in additional borrowings under a credit facility that we put into place in connection with the Blue Lava acquisition. We believe that our current cash and cash equivalents, cash flow from operations, and existing credit facility will be sufficient to meet our anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments, acquisitions or other strategic initiatives that we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities, equity securities or to obtain additional bank financing. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our outstanding securities and our stockholders will experience additional dilution. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Expansion into international markets is important to our long-term strategy, and as we expand internationally, we face added business, political, regulatory, operational, financial and economic risks, any of which could increase our costs and hinder our growth.

An important element of our business strategy is the expansion of our international sales by targeting markets, such as Europe and Asia, where we believe acceptance of our applications is likely. We expect international sales to be an important component of our revenues. International sales represented approximately 15% and 21% of our revenues for the six month periods ended June 30, 2005 and 2004, respectively. Risks affecting our international operations include:

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

Since the second quarter of 2003, we have opened offices in Canada, England, Japan, India and Romania, and may, in the future, open other international offices. In addition, expansion into India and similar developing countries subjects us to the effects of regional instability, civil unrest and hostilities, and could adversely affect us by disrupting communications and making travel more difficult.

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

From time to time, we have and may continue to have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our management and resources. For example, on May 31, 2005, we filed a lawsuit against Verisign, Inc. and its affiliates, Jamster International Sarl, Ltd. and Jamba! GmbH in the United States District Court for the Central District of California, alleging trademark infringement and unfair competition regarding their use of the mark “Jamster” in connection with the sale of wireless entertainment applications in the United States.

We have two patent applications pending in the United States, one of which is also pending in Canada, Japan, India, Hong Kong and Europe, but we cannot be certain that the prosecution of these applications will result in any issued patents.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; in such case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to evaluate and report on our internal controls over financial reporting and have our independent auditors attest to our evaluation, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2005. We are in the process of preparing and implementing an internal plan of action for compliance with Section 404 and strengthening and testing our system of internal controls to provide the basis for our report. The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the Nasdaq National Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

We operate in a developing industry. Our success depends on growth in the number of wireless subscribers who use their mobile phones to access data services and, in particular, entertainment applications of the type we develop and distribute. New or different wireless entertainment applications, such as streaming video or music applications, developed by our current or future competitors may be preferred by wireless subscribers over our entertainment applications. If the market for our entertainment applications does not continue to grow or we are unable to acquire new customers, our business growth and future revenues could be limited.

The popularity of wireless applications is dependent on the availability and market penetration of mobile handsets enabled with advanced technologies such as BREW and Java, the availability and adoption of which is beyond our control.

Our customers must have a mobile phone with multimedia capabilities enabled by technologies such as BREW and Java to download and use our applications. Although there is no publicly available, reliable industry information regarding the number of mobile phones with these multimedia technologies, we believe that, currently, only a limited number of wireless subscribers have these mobile phones. Handsets enabled with advanced technologies, such as BREW and Java, may be significantly more expensive than handsets without such technologies. As such, we cannot be certain whether existing wireless subscribers will be willing to purchase mobile phones with these technologies. If one or more of these technologies, such as BREW or Java, falls out of favor with mobile phone manufacturers and wireless carriers or fails to gain widespread market acceptance among wireless subscribers, the sales of our applications could decline.

If our existing customers who have chosen subscription pricing options purchase new handsets, their existing subscriptions may terminate and we may be unsuccessful at selling these customers new products, in which case our sales would suffer.

As the transition to next-generation, game capable handsets continues, over time, an increasing percentage of customers who may already own one or more of our subscription products will upgrade from one next-generation handset to another next-generation handset. On certain carriers, it is not currently feasible for these customers to transfer their existing subscriptions from one handset to another. In that case, unless we were able to re-sell the subscription to our customer or replace that customer with another customer, our sales would suffer.

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

Maintaining the security of mobile phones and wireless networks is critical for our business. There are individuals and groups who develop and deploy viruses, worms and other malicious software programs that may attack wireless networks and mobile phones. Security experts have identified computer “worm” programs, such as “Cabir” and “Commwarrior.A,” that target mobile phones running on the Symbian operating system. While these worms have not been widely released and do not present an immediate risk to our business, we believe future threats could lead some customers to seek to return our applications, reduce or delay future purchases or reduce or delay the use of their mobile phones. Wireless carriers and mobile phone manufacturers may also increase their expenditures on protecting their wireless networks and mobile phone products from attack, which could delay adoption of new mobile phone models. Any of these activities could adversely affect our revenues.

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

Risks Related to Ownership of Our Common Stock

Future sales of shares by us or by our stockholders could cause our stock price to decline.

Our common stock began trading on The Nasdaq National Market on September 28, 2004. We cannot predict the effect, if any, that market sales of shares or the availability of shares for sale will have on the prevailing trading price of our common stock from time to time. There is currently no contractual restriction on our ability to issue additional shares or, with limited exceptions, on our stockholders’ ability to sell their shares and our current stockholders hold a substantial percentage of our outstanding common stock. Sales of a substantial number of shares of our common stock could cause our stock price to fall.

The trading price of our common stock may be volatile.

The trading price of our common stock has been volatile since our initial public offering and will likely continue to be volatile. The trading price of our common stock could be subject to wide fluctuations due to a variety of factors, including those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations” section and elsewhere in this report. In addition, the stock market in general, and The Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations. Current trading prices and valuations may not be sustainable. Investor sentiment towards the market and our industry may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against such companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

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

As of June 30, 2005, our executive officers, directors and related principal stockholders beneficially owned, in the aggregate, approximately 50.2% of our outstanding common stock. As a result, these stockholders, acting together, could have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our executive officers, directors and related principal stockholders. For example, our executive officers, directors and related principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of common stock ownership may adversely affect the market price for our common stock because investors often perceive disadvantages in owning stock in companies with a concentration of ownership in a few stockholders.

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

•       Our stockholders may not act by written consent. As a result, a holder or holders controlling a majority of our capital stock will not be able to take certain actions without a stockholders’ meeting.

•       Our certificate of incorporation does not provide for cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates. Members of the board of directors may only be removed for cause and upon the affirmative vote of the holders of a majority of our capital stock entitled to vote.

•       Our certificate of incorporation provides for the board of directors to be divided into three classes, each with staggered three-year terms. As a result, only one class of directors will be elected at each annual meeting of stockholders, which limits the ability of stockholders to reconstitute the board of directors.

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

•       Our bylaws provide that special meetings of the stockholders can be called only by the board of directors, the chairman of the board or the president, and not by any stockholders. Our bylaws also prohibit the conduct of any business other than as specified in the notice of special meeting or as otherwise brought before the meeting by the board of directors. These provisions may discourage or deter a potential acquirer from attempting to obtain control of our company.

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

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction in which such person became such an interested stockholder. Our board of directors could rely on this provision of Delaware law to prevent or delay an acquisition of our company.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At December 31, 2004 and June 30, 2005, we had $66,000 and $15 million, respectively, of fixed rate debt that was subject to risks related to adverse changes in market rates. A change of one percent in interest rates would have an impact of approximately $150,000 on our annual results of operations. Our other exposure to risk for changes in interest rates relates primarily to our investments in short-term financial instruments. Investments in both fixed rate and floating rate interest earning instruments carry some interest rate risk. The fair value of fixed rate securities may fall due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Partly as a result of this, our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have fallen in estimated fair value due to changes in interest rates. However, as substantially all of our cash equivalents consist of bank deposits and short-term money market instruments, we do not expect any material change with respect to interest income as a result of an interest rate change.

Foreign Currency Risk

Our international activities are primarily conducted through subsidiaries of our U.S. parent company. We are exposed to foreign currency transaction gains and losses because a significant amount of the net receivables of the U.S. parent due from its subsidiaries and international customers are denominated in currencies other than the U.S. dollar, primarily the British Pound, the Euro, the Canadian dollar and the Japanese Yen. We use the Bank of Canada published exchange rates to determine all of our foreign currency rates. Our foreign subsidiaries conduct their businesses in local currency. We have experienced immaterial foreign exchange gains or losses to date and we do not engage in any hedging activities. For the six months ended June 30, 2005, approximately $3.2 million, or 15% of our total revenues, were denominated in foreign currencies, primarily the Canadian dollar and Euro. The exchange rate for the Canadian dollar to the U.S. dollar has ranged from Cdn$1.20 to Cdn$1.27 per U.S. dollar during the six months ended June 30, 2005 and the Euro has ranged from €0.75 to €0.83 per U.S. dollar. The impact of exchange rate changes on revenue denominated in foreign currencies amounted to a net increase in revenue of approximately $0.1 million for the six months ended June 30, 2005. Our net assets in our foreign operations amounted to $10.2 million as of June 30, 2005, which included $2.9 million in accounts receivable denominated in foreign currencies, and a 10% change in the foreign exchange rates would result in a $1.0 million change in our net foreign assets. As our foreign operations continue to expand, we may become more vulnerable to fluctuations in foreign currency exchange rates.

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

On May 31, 2005, we commenced an action in the the United States District Court for the Central District of California against Jamster International Sarl Ltd., Jamba! GmbH and Verisign, Inc. for, among other things, trademark infringement and unfair competition related to the defendants’ use of the “Jamster” brand in the United States in connection with the sale and distribution of wireless entertainment applications. A trial date of November 1, 2005 has been set by the Court.

On or about June 28, 2005, we received a demand for arbitration filed with the American Arbitration Association in Los Angeles, CA from NuvoStudios, Inc., a developer of wireless entertainment applications that we had retained on a “work for hire” basis in 2001 to develop certain wireless entertainment applications for us. In its demand, NuvoStudios alleges that we failed to honor our obligations to compensate NuvoStudios in accordance with the terms of our agreement and improperly deducted sums from NuvoStudios’ royalties. NuvoStudios is seeking damages for our alleged breach of the agreement, and an accounting of royalties due under the agreement and other damages as may be allowed by applicable law. The Company believes the claims are without merit and will vigorously defend this action.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On April 20, 2005, we entered into a purchase agreement with Blue Lava and its former Members to acquire all of the membership interests of Blue Lava from the Members. As partial consideration for the purchase of the membership interests, we issued 4,050,000 shares of our common stock to the Members, of which 1,000,000 shares are being held in escrow for three years to provide a source of recovery for claims we may have pursuant to the indemnification provisions of the purchase agreement. On each of the first three anniversaries of the closing date of the Blue Lava acquisition, one third of the escrowed shares, less any number of shares retained to satisfy pending indemnification claims, will be released to the Members. We also have the option to fund an additional deferred $13.7 million payment due to the Members upon the one year anniversary of the acquisition’s closing date with cash or shares of our common stock. We issued these securities in a transaction exempt from registration under Section 4(2) of the Securities Act.

During the three months ended June 30, 2005, we issued an aggregate of 79,092 shares of common stock, par value $0.0001 per share, upon the exercise of stock options for proceeds to us of $32,182. We issued these stock options in transactions exempt from registration under the Securities Act pursuant to Rule 701 promulgated thereunder. In each such instance, the recipients of the securities were either employees, directors or officers of ours. In addition, the amount of securities issued at any time conformed to the limits of Rules 701(d) of the Securities Act.

During the three months ended June 30, 2005, we repurchased 24,661 shares of restricted common stock from two former employees for aggregate cash proceeds of $9,954 in accordance with the terms of the original restricted stock purchase agreements.

In May 2005, we issued 2,000 shares of common stock to a former consultant in consideration for services rendered.

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

Item 4.                        Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on May 24, 2005, Paul Vais, the nominee proposed by our Board of Directors, was re-elected to serve as a Class I Director for a new three-year term (or until his successor has been duly elected and qualified) by the following vote: shares voted for: 15,144,140; shares withheld: 1,786,640.

Our stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm by the following vote: shares voted for: 16,919,992; shares voted against: 10,089; shares abstaining: 699.

Item 5.                        Other Information.

Not applicable.

Item 6.                        Exhibits.

The exhibits to this report are listed in the Exhibit Index on page 54 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2005
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