Form 10-Q
period 2005-09-30
JAMDAT MOBILE INC
filed 2005-11-15
CIK 1135271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2005
Common Stock, par value $0.0001 per share	24,844,951 shares

JAMDAT Mobile Inc.
Form 10-Q
For the Quarter Ended September 30, 2005
Table of Contents

i

PART I—FINANCIAL INFORMATION

Item 1.                        Condensed Consolidated Financial Statements

JAMDAT Mobile Inc.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	As of	As of
	December 31,	September 30,
	2004	2005
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,395	$25,011
Restricted cash	11	11
Short-term investments	33,523	—
Accounts receivable, net of allowance for doubtful accounts of $75 and $409 (unaudited), respectively	12,927	20,821
Prepaid expenses and other current assets	1,849	2,188
Prepaid royalties	2,114	2,920
Deferred tax asset	—	2,226
Total current assets	81,819	53,177
Property and equipment, net	1,998	2,342
Goodwill	4,081	27,578
Intangible assets, net	226	96,443
Non-current deferred tax asset	—	857
Other non-current assets	2,490	1,465
Total assets	$90,614	$181,862
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,185	$2,739
Accrued expenses and other liabilities	2,929	7,610
Deferred revenue	97	93
Current portion of notes payable	64	17,767
Total current liabilities	4,275	28,209
Other non-current liabilities	—	47
Notes payable, net of current portion	2	10,000
Total liabilities	4,277	38,256
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized at December 31, 2004 and September 30, 2005; 20,541,712 shares issued and outstanding at December 31, 2004 and 23,840,895 (unaudited) shares issued and outstanding at September 30, 2005	2	2
Additional paid-in capital	106,812	155,944
Deferred stock-based compensation	(2,745)	(1,148)
Accumulated other comprehensive income	648	524
Accumulated deficit	(18,380)	(11,716)
Total stockholders’ equity	86,337	143,606
Total liabilities and stockholders’ equity	$90,614	$181,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMDAT Mobile Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
Revenues(1)	$9,503	$20,240	$24,982	$54,631
Cost of Revenues	1,918	6,419	4,278	14,976
Gross profit	7,585	13,821	20,704	39,655
Operating Expenses:
Research and development	3,480	5,719	8,534	14,662
Selling and marketing	1,293	1,815	3,605	5,505
General and administrative	1,904	4,287	4,958	10,282
Acquired in-process research and development	—	—	—	2,890
Stock-based compensation(2)	985	311	2,483	990
Total operating expenses	7,662	12,132	19,580	34,329
Income from operations	(77)	1,689	1,124	5,326
Interest and other income (expense), net	85	(305)	45	(330)
Income before income tax benefit	8	1,384	1,169	4,996
Income tax benefit	—	—	—	1,668
Net income	$8	$1,384	$1,169	$6,664
Other comprehensive income:
Foreign currency translation adjustments	235	226	124	(124)
Comprehensive income	$243	$1,610	$1,293	$6,540
Net income per common share:
Basic	$0.00	$0.06	$0.34	$0.30
Diluted	$0.00	$0.06	$0.24	$0.29
Weighted average shares used in computing net income per common share:
Basic	3,695,112	23,462,629	3,450,322	22,036,318
Diluted	5,133,059	26,088,957	4,893,277	24,079,534

(1)          Includes revenues from a related party amounting to $1,284, $2,933, $3,996 and $7,646 for the three months ended September 30, 2004 and 2005 and the nine months ended September 30, 2004 and 2005, respectively (See Note 12).

(2)          Stock-based compensation charges are excluded from the following operating expense categories:

Research and development	$212	$83	$655	$334
Selling and marketing	330	61	740	129
General and administrative	443	167	1,088	527
Total	$985	$311	$2,483	$990

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMDAT Mobile Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended September 30,
	2004	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$1,169	$6,664
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	697	4,786
Acquired in-process research and development	—	2,890
Stock-based compensation and warrant amortization	2,483	990
Non-cash interest (income) expense, net	(18)	351
Net tax benefit from release of valuation allowance	—	(3,083)
Provision for bad debts, net	4	358
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,315)	(1,805)
Prepaid expenses and other assets	(2,714)	(104)
Prepaid royalties	(567)	300
Accounts payable and accrued expenses	2,016	3,872
Deferred revenue	(795)	(9)
Other non-current liabilities	—	46
Net cash provided by (used in) operating activities	(3,040)	15,256
Cash flows from investing activities:
Purchases of property and equipment	(1,628)	(987)
Purchases of short-term investments	—	(18,102)
Sales of short-term investments	—	51,625
Restricted cash	819	—
Business acquisitions	—	(68,716)
Net cash used in investing activities	(809)	(36,180)
Cash flows from financing activities:
Borrowings under term loan and credit facility	—	15,000
Bank facilities repayments	(502)	(565)
Proceeds from issuance of restricted common stock	751	91
Proceeds from issuance of common stock upon exercise of warrants	270	—
Payment of note payable	(1,866)	—
Net cash provided by (used in) financing activities	(1,347)	14,526
Effect of exchange rate changes on cash	(67)	14
Net decrease in cash and cash equivalents	(5,263)	(6,384)
Cash and cash equivalents, beginning of period	11,133	31,395
Cash and cash equivalents, end of period	$5,870	$25,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAMDAT Mobile Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of JAMDAT Mobile Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements but do, in the opinion of management, reflect all adjustments considered necessary for a fair statement of the results for the periods presented, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, please refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2005.

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

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has evaluated the repatriation provisions and does not intend to make a qualified repatriation of foreign earnings; therefore FSP 109-2 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In addition to the purchase price described above, an additional 1,000,000 shares of the Company’s common stock are contingently issuable for a period of up to three years to provide a source of recovery for claims the Company may have pursuant to the indemnification provisions of the purchase agreement. On each of the first three anniversaries of the closing date of the Blue Lava acquisition, one third of the escrowed shares, less any shares retained to satisfy pending indemnification claims, will be issued to the Members. Due to the contingent nature of the escrowed shares, they have been excluded from the total purchase price of $126.1 million; however, if all of these shares had been issued as of September 30, 2005, there would be additional purchase consideration of $27.7 million, which would be recorded as additional goodwill.

The final purchase price is dependent on the actual direct transaction costs incurred and shares issued, if any, as settlement of the contingently issuable shares held in escrow. At September 30, 2005, the balance of the direct transaction costs that remains to be paid was approximately $7,000, primarily comprised of accounting fees incurred.

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

The rights granted under the license agreement to publish Tetris became immediately available on April 20, 2005 with respect to North America, Latin America and India. The rights granted under the license agreement to publish Tetris in Europe, Japan, Korea, China, Australia and New Zealand became available during the second and third quarters of 2005.

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

IPRD includes the value of products in the development stage that are not considered to have reached technological feasibility or to have alternative future use. Accordingly, this non-recurring item was expensed as research and development in the consolidated statement of operations upon the completion of the acquisition.

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

If the operating results of Blue Lava and Downtown Wireless had been included since the beginning of the three and nine month periods ended September 30, 2004 and 2005, the pro forma revenues, net income and net income per share would be as follows (amounts in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Revenues	$13,336	$20,240	$33,749	$60,468
Net income (loss)	$(423)	$1,384	$(1,404)	$7,135
Net income (loss) per share:
Basic	$(0.06)	$0.06	$(0.21)	$0.30
Diluted	$(0.06)	$0.06	$(0.21)	$0.27
Shares used for computing net income (loss) per share:
Basic	6,779,747	23,462,629	6,534,957	23,906,465
Diluted	6,779,747	26,088,957	6,534,957	25,957,041

4.   Certain Balance Sheet Items

Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the Company’s cash, cash equivalents and short-term investments as of September 30, 2005 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents (unaudited):
Cash and time deposits	$10,470	$—	$—	$10,470
Money market funds	14,541	—	—	14,541
Cash and cash equivalents	25,011	—	—	25,011
Short-term investments:
Auction rate notes	—	—	—	—
Short-term investments	—	—	—	—
Cash, cash equivalents and short-term investments	$25,011	$—	$—	$25,011

Property and Equipment

Property and equipment consist of the following (dollars in thousands):

	Estimated
	Useful Life	December 31,	September 30,
	(Years)	2004	2005
			(Unaudited)
Computer hardware	3	$1,267	$1,668
Computer software	3	921	1,334
Furniture, fixtures and equipment	5	811	945
Leasehold improvements	5	424	528
		3,423	4,475
Less accumulated depreciation		(1,425)	(2,133)
		$1,998	$2,342

Depreciation expense for the three months ended September 30, 2004 and 2005 was $195,000 and $264,000, respectively, and $487,000 and $715,000 for the nine months ended September 30, 2004 and 2005, respectively.

Goodwill

The changes in the carrying value of goodwill related to the acquisition on January 5, 2005 of Downtown Wireless, the acquisition on April 20, 2005 of Blue Lava Wireless and the effects of currency fluctuations on goodwill denominated in foreign currencies, are as follows (in thousands):

Balance at December 31, 2004	$4,081
Goodwill related to acquisition of Downtown Wireless (unaudited)	835
Goodwill related to acquisition of Blue Lava (unaudited)	22,512
Effects of currency fluctuation (unaudited)	150
Balance at September 30, 2005 (unaudited)	$27,578

Intangible Assets

The following table summarizes the estimated amortizable lives and carrying values of the Company’s acquired intangible assets by category (dollars in thousands):

	Estimated	As of December 31, 2004			As of September 30, 2005
	Amortizable Life (Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
					(Unaudited)
Acquired technology	5	$404	$(303)	$101	$3,209	$(815)	$2,394
Acquired license	15	—	—	—	87,800	(2,618)	85,182
Customer relationships	5-15	183	(137)	46	8,090	(606)	7,484
Other intangibles	1-5	97	(18)	79	1,827	(444)	1,383
Total		$684	$(458)	$226	$100,926	$(4,483)	$96,443

Amortization expense for intangible assets was $69,000 and $2,028,000 for the three months ended September 30, 2004 and 2005, respectively, and $203,000 and $4,026,000 for the nine months ended September 30, 2004 and 2005, respectively.

As of September 30, 2005, expected future amortization of intangibles is as follows (in thousands):

Years Ending December 31,
2005 (remaining three months)	$2,035
2006	7,944
2007	7,363
2008	7,136
2009 and thereafter	71,965
$96,443

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following (in thousands):

	As of	As of
	December 31,	September 30,
	2004	2005
		(Unaudited)
Accrued royalties	$1,838	$3,436
Accrued payroll and related benefits	268	1,526
Accrued vacation	325	522
Income taxes payable	—	761
Other	498	1,365
Total accrued expenses and other liabilities	$2,929	$7,610

5.   Notes Payable

As of September 30, 2005, JAMDAT Mobile (Canada) ULC (“JAMDAT Canada”) had an operating line of credit with the Bank of Montreal bearing interest at the bank’s prime lending rate plus 1.75%. Maximum borrowing of $200,000 Canadian Dollars is based on receivable levels of JAMDAT Canada and is collateralized by all the present and future accounts receivable, work in progress and inventory of JAMDAT Canada, as well as certain other assets of JAMDAT Canada. The credit facility requires JAMDAT Canada to maintain certain financial and non-financial covenants, the most restrictive of which is maintaining minimum working capital and debt to net tangible asset ratios. JAMDAT Canada was in compliance with these covenants at September 30, 2005. The Company guarantees JAMDAT Canada’s obligations to the Bank of Montreal. No borrowings were outstanding under this credit facility at September 30, 2005.

In connection with the acquisition of Hexacto, the Company assumed a note payable which was originally an obligation of the seller. The uncollateralized obligation is repayable in monthly principal payments of approximately $7,000 through July 2005. During July 2005, the Company paid all of the outstanding principal balance on the note and has no further financial or non-financial obligations under the loan.

The Company is a party to a loan and security agreement with Comerica Bank, providing for a 29 month term loan of $10 million  and a 24 month revolving credit facility in an amount up to $15 million that each bear interest at variable rates tied to either prime or LIBOR, at the Company’s discretion. As of September 30, 2005, the interest rates on the term loan and the revolving credit facility were 6.09% and 5.65%, respectively. The availability under the revolving credit facility is limited to 80% of eligible accounts receivable where eligible accounts receivable excludes certain foreign and long-outstanding receivables. The obligation to repay borrowings under this agreement is collateralized by a first priority lien on all of the Company’s assets. The extension of credit to the Company is subject to certain covenants and restrictions, the most restrictive of which require the Company to maintain certain minimum trailing EBITDA and liquidity ratios. The Company was in compliance with these covenants at September 30, 2005. The Company had $9.5 million outstanding under the term loan and had drawn $5 million under the revolving credit facility as of September 30, 2005. Amounts borrowed under the revolving credit facility are due April 20, 2007. At September 30, 2005, additional available borrowings under the revolving credit facility were $6.7 million.

The Company issued a promissory note as partial purchase consideration related to the acquisition of Blue Lava (See Note 3). The non-interest bearing principal balance on the note is $13.7 million which has a discounted carrying value of $13.3 million at September 30, 2005 based upon the Company’s estimated incremental borrowing rate of 6.09%. Interest expense on the note payable is accrued or imputed in the accompanying condensed consolidated statement of operations. The note payable is due on the one year anniversary of the closing of the Blue Lava acquisition, and is payable in any combination of cash or shares of the Company’s common stock at the sole discretion of the Company.

As of September 30, 2005, the remaining principal payments related to the Company’s notes payable obligations are as follows (in thousands):

Principal
Payments
Year Ending December 31,	Due
2005 (remaining three months)	$1,500
2006	17,517
2007	8,750
$27,767

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

During the second quarter of 2005, the Company determined that a significant portion of the valuation allowance principally related to U.S. Federal and State tax attributes was no longer required based on an evaluation of positive and negative factors including:  The Company’s history of achieving operating objectives; the achievement of consolidated adjusted pre-tax income over the most recent three year period; consummation of a major acquisition and clarity regarding the future financial impact, future projections of adjusted pretax income; and the lack of significant limitations on the use of net operating losses. Management believes these positive factors outweigh the limited history of profitability and that realization of the Company’s deferred tax assets in the United States are more likely than not at September 30, 2005. Therefore, the Company decreased the valuation allowance attributable to the U.S. deferred tax assets during the second and third quarters and will continue to decrease the valuation allowance over the remaining quarter of 2005. As a result, the Company did not record a tax provision for the three months ended September 30, 2005 and does not expect to record any material income tax provision over the remainder of 2005. The Company has retained and does not currently anticipate reversing the valuation allowance of $1.4 million for deferred tax attributes in certain foreign jurisdictions where there is insufficient historical or future operating profitability to demonstrate that the foreign deferred tax attributes will more likely than not be realized.

The components of the Company’s deferred tax assets consist of the following (in thousands):

As of September 30,
2005
(Unaudited)
Deferred tax assets:
Net operating loss carryforwards	$1,272
Depreciation and amortization	857
Research & experimentation and AMT tax credits	2,856
Accruals, reserves and other, net	1,003
5,988
Less: Valuation allowance	(2,905)
Deferred tax assets	$3,083

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

The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
Risk free interest rate	4%	4%	4%	4%
Expected life (years)	4	4	4	4
Expected volatility	90%	82%	90%	81%
Dividend yield	0%	0%	0%	0%

The following table illustrates the effect on net income attributable to common stockholders and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
Net income:
As reported	$8	$1,384	$1,169	$6,664
Stock-based compensation expense included in reported net income	985	311	2,483	990
Stock-based compensation expense determined under the fair value method	(1,099)	(1,871)	(2,868)	(4,780)
Pro forma	$(106)	$(176)	$784	$2,874
Net income per common share—basic:
As reported	$0.00	$0.06	$0.34	$0.30
Per share effect of stock-based compensation expense included in reported net income	0.27	0.01	0.72	0.05
Per share effect of stock-based compensation expense determined under the fair value method	(0.30)	(0.08)	(0.83)	(0.22)
Pro forma	$(0.03)	$(0.01)	$0.23	$0.13
Net income per common share—diluted:
As reported	$0.00	$0.06	$0.24	$0.29
Per share effect of stock-based compensation expense included in reported net income	0.19	0.01	0.51	0.04
Per share effect of stock-based compensation expense determined under the fair value method	(0.21)	(0.07)	(0.59)	(0.20)
Pro forma	$(0.02)	$0.00	$0. 16	$0.13

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

Future annual amortization of deferred stock-based compensation for restricted common stock and options as of September 30, 2005 is as follows (in thousands):

Years Ending December 31,
2005 (remaining three months)	$244
2006	681
2007	208
2008	15
$1,148

8.   Restricted Stock Awards

During the nine months ended September 30, 2005, the Company issued 287,216 shares of the Company’s common stock upon the exercise of stock options for proceeds to the Company of approximately $122,852.

During the nine months ended September 30, 2005, the Company repurchased 80,948 shares of restricted common stock from three former employees for aggregate cash proceeds of $32,060 in accordance with the terms of the original restricted stock purchase agreements.

In May 2005, the Company issued 2,000 shares of common stock to a former consultant in consideration for services rendered. The Company recorded stock compensation costs in the amount of $55,000 during the nine months ended September 30, 2005.

In August 2005, the Company issued 6,275 shares of common stock as partial consideration for certain license rights. The Company recorded a prepaid royalty in the amount of $150,000, which is being amortized to cost of goods sold over the three year term of the agreement.

9.   Net Income Per Common Share:

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (amounts in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
Historical:
Net income	$8	$1,384	$1,169	$6,664
Weighted average common shares	4,597,461	24,819,120	4,471,589	23,115,649
Weighted average common shares subject to repurchase	902,349	1,356,491	1,021,267	1,079,331
Denominator for basic calculation	3,695,112	23,462,629	3,450,322	22,036,318
Weighted average dilutive common stock warrants	207,483	3,958	235,682	3,952
Weighted average dilutive common stock options	504,738	644,138	430,293	600,898
Weighted average dilutive common shares subject to repurchase	725,726	1,325,852	776,980	1,046,460
Weighted average obligations payable with common shares	—	652,380	—	391,906
Denominator for dilutive calculation	5,133,059	26,088,957	4,893,277	24,079,534
Basic net income per share	$0.00	$0.06	$0.34	$0.30
Diluted net income per share	$0.00	$0.06	$0.24	$0.29

The Company’s diluted weighted average shares outstanding includes shares related to the promissory note issued by the Company as partial purchase consideration for the acquisition of Blue Lava. The note is payable in cash or shares of the Company’s common stock, at the Company’s discretion, and as a result, for purposes of calculating the diluted weighted average shares outstanding, the note is presumed to be settled in shares of the Company’s stock, and outstanding from the date of the acquisition (See Note 5). As such, imputed interest expense of $196,000 and $351,000 net of the income tax benefit, related to the promissory note was added back to net income in calculating the numerator for the diluted earnings per share calculation for the three and nine months ended September 30, 2005.

In addition, the denominator for the dilutive calculation includes 1,000,000 contingently issuable shares of the Company’s common stock that are being held in escrow as part of the purchase price for the Blue Lava acquisition (See Note 3). If September 30, 2005 was the end of the contingency period, the entire 1,000,000 shares would have been issued and therefore, they have been included in diluted earnings per share as if they had been outstanding since the acquisition date.

Options to purchase 42,500 and 60,000 shares of common stock at exercise prices ranging from $27.17 to $30.07 and $23.52 and $30.07 were outstanding for the three and nine months ended September 30, 2005, respectively, but were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

10.   Segment, Geographic Region and Concentrations Information

The Company operates in one industry segment. The Company’s headquarters and most of its operations are located in the United States. In 2003, the Company established a European sales office in the United Kingdom and acquired a development studio in Montreal, Canada. In 2004, the Company opened offices in Tokyo, Japan, and Hyderabad, India, to further enable the development and distribution of its applications in the Japanese and Indian markets, respectively, and also invested in a Chinese wireless entertainment distributor that distributes certain of the Company’s applications in China. During the third quarter of 2005, the Company opened an office in Bucharest, Romania to provide additional development resources to the European market, and sales and marketing offices in Madrid, Spain and Dusseldorf, Germany to service those European markets. Geographic revenue information is based on the source of the revenue. Geographic long lived tangible asset information is based on the physical location of the assets. For the three and  nine months ended September 30, 2004 and 2005, no country outside of the United States accounted for 10% or more of total revenues. Revenues from unaffiliated customers and long-lived assets by geographic region are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
Revenues:
United States	$7,674	$16,922	$19,883	$46,074
International	1,829	3,318	5,099	8,557
	$9,503	$20,240	$24,982	$54,631

	As of December 31, 2004	As of September 30, 2005
		(Unaudited)
Long-lived assets:
United States	$1,561	$1,853
International	437	489
	$1,998	$2,342

The Company’s customers primarily consist of major wireless carriers. Revenues from the Company’s customers that individually accounted for more than 10% of the Company’s revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
Revenues:
Customer-A	38%	30%	39%	31%
Customer-B	13%	22%	11%	23%
Customer-C	17%	20%	18%	19%

Accounts receivable from the Company’s customers that individually accounted for more than 10% of accounts receivable are as follows:

	As of December 31, 2004	As of September 30, 2005
		(Unaudited)
Accounts Receivable:
Customer-A	41%	29%
Customer-B	17%	23%
Customer-C	6%	12%

11.   Commitments and Contingencies

Guaranteed Royalty Payments

During the nine months ended September 30, 2005, the Company entered into new license agreements calling for $7.3 million in additional commitments to pay advance royalties in addition to the guaranteed future royalty agreements in existence at December 31, 2004.

Future guaranteed royalty payments under license agreements as of September 30, 2005 are as follows (in thousands):

Year Ending December 31,	Guaranteed Royalties
2005 (remaining three months)	$605
2006	3,290
2007	3,635
2008	110
2009 and thereafter	220
$7,860

Litigation

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

12.   Related Party Transactions

An affiliate of Sprint PCS, one of the Company’s wireless carriers, holds an ownership interest in the Company. For the three month periods ended September 30, 2004 and 2005 and the nine month periods ended September 30, 2004 and 2005, the Company generated revenues of $1,284,000, $2,933,000, $3,996,000 and $7,646,000, respectively, from this related party.

On June 20, 2005, the Company’s Board of Directors elected Henk Rogers, the Managing Director of JAMDAT Mobile (Hawaii) LLC, to serve as a member of the Company’s Board of Directors. Mr. Rogers also maintains a controlling interest in TTC, the licensor of the Company’s exclusive rights to distribute Tetris on mobile telephony devices, as described in Note 3 above. Mr. Rogers’ agreement to serve as a member of the Company’s Board of Directors was a condition to the Company’s entering into the Blue Lava transaction. During the nine months ended September 30, 2005, the Company paid $2,349,000 to TTC for license fees, which includes approximately $2,226,000 that represented the liability assumed at the acquisition date for license fees related to the period prior to the acquisition. In addition, accrued expenses and other liabilities, includes $1,369,000 due to TTC for license fees related to the three months ended September 30, 2005.

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

Risks and uncertainties that could cause actual results to differ from our forward-looking statements include our ability to integrate the acquisitions of Downtown Wireless and Blue Lava, our ability to market and sell products in diverse market segments, our reliance on a limited number of products and third-party vendors and distributors, our ability to expand studio operations, increases in development costs, the impact of litigation, disruptions to information technology systems, unpredictable events and circumstances relating to international suppliers, increased competition, government regulatory action and general economic conditions. Please refer to the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations” and elsewhere in this report for more information.

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

Our games and other entertainment applications are based on intellectual properties that we create or own, and well-established brands that we license from third parties. Our original properties include, among others, JAMDAT Bowling, JAMDAT Mini Golf, Lemonade Tycoon and Downtown Texas Hold’em. Our licensed brands include, among others, Tetris, Bejeweled, The Lord of the Rings, Tony Hawk’s Underground, Scrabble, Boggle, Yahtzee, SOCOM and DOOM. We also have license agreements with the NFL, MLB, the NBA and the NHL. We develop our applications both internally and through third-party developers.

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

•       Composition of our application portfolio.   Our strategy is to publish a diversified and balanced portfolio of high-quality applications based on both JAMDAT brands that we create or own and brands that we license from third parties. For example, in April 2005, we acquired a fifteen year exclusive worldwide license to exploit Tetris on mobile telephony devices, with an additional three year renewal option. We also recently expanded our catalog of JAMDAT-brands by acquiring Downtown Texas Hold’em, and continue to focus on creating JAMDAT-branded applications that typically generate higher margins for us, such as the recently-released JAMDAT Mini Golf. For the three months ended September 30, 2004 and 2005, we derived 47% and 28%, respectively, of our revenues from JAMDAT-branded applications. For the nine months ended September 30, 2004 and 2005, we derived 50% and 34%, respectively, of our revenues from JAMDAT-branded applications. Our license agreements for third-party brands typically require that we pay an advance or guaranteed royalty payment. We generally recoup all of the advances we have paid from royalties earned from sales of the application before the licensor receives any further royalty payments from us. We currently generate a significant portion of our revenues from a limited number of products. Revenue from our top three franchises, Tetris, Bejeweled and JAMDAT Bowling, accounted for 0%, 17% and 20%, respectively, of our revenues for the three months ended September 30, 2004 and 33%, 14% and 7%, respectively, of our revenues for the three months ended September 30, 2005. The Tetris, Bejeweled and JAMDAT Bowling franchises accounted for 0%, 13% and 23%, respectively, of our revenues for the nine months ended September 30, 2004 and 20%, 16% and 9%, respectively, of our revenues for the nine months ended September 30, 2005.

•       Pricing of our applications.   Our prices and purchasing methods vary by application, mobile phone model and wireless carrier. We offer some of our applications only on a monthly subscription basis and others only through a one-time purchase option. We may also bundle a number of applications which are offered for a single monthly subscription fee. Subscriptions to our applications generally renew automatically on a month-to-month basis and are terminable by our customers at any time. Although we have the ability to propose prices to our carriers, in general, the final price for our applications is set by the carrier. The carriers typically charge $1.49 to $2.99 for a monthly subscription and $3.99 to $7.49 for a one-time purchase of our applications. For the three months ended September 30, 2004 and 2005, we derived approximately 31% and 25% of our revenues, respectively, from subscriptions. For the nine months ended September 30, 2004 and 2005, we derived approximately 31% and 25% of our revenues, respectively, from subscriptions.

•       Revenues by carrier.   Although we intend to expand our use of alternative distribution channels such as Internet portals to market and sell our applications, we primarily distribute our applications through wireless carriers. We generally seek to create direct contractual relationships with these carriers when they launch their “bill on behalf” of services. Our ability to generate revenues and the terms under which we deliver our applications depend on a number of factors, including our ability to maintain strong relationships with the carriers and to differentiate our applications from those of our competitors. Subscribers of Verizon Wireless, Cingular Wireless and Sprint PCS, our top three largest carriers by revenue, accounted for approximately 38%, 13% (assuming the Cingular/AT&T Wireless merger had been completed prior to 2004) and 17% (assuming the Sprint/Nextel merger had been completed prior to 2004), respectively, of our revenues during the three months ended September 30, 2004, approximately 30%, 22% and 20%, respectively, of our revenues during the three months ended September 30, 2005, approximately 39%, 11% (assuming the Cingular/AT&T Wireless merger had been completed prior to 2004) and 18% (assuming the Sprint/Nextel merger had been completed prior to 2004), respectively, of our revenues during the nine months ended September 30, 2004 and approximately 31%, 23% and 19%, respectively, of our revenues for the nine months ended September 30, 2005.

•       Revenues by geography.   While we initially focused on building our presence in the United States, we believe that the wireless entertainment market is expanding globally and are actively pursuing international revenue opportunities. We have offices in Montreal, Canada; London, England; Tokyo, Japan; Hyderabad, India; and in July 2005, we opened a new office in Bucharest, Romania to provide additional product development capabilities for our European operations. We also have sales and marketing personnel resident in Dusseldorf, Germany and Madrid, Spain to service local carriers in those markets. All of our other international distribution efforts are currently managed directly from the United States. We also believe that our recent acquisition of Blue Lava in April 2005 and the related acquisition of a long-term exclusive worldwide license to publish Tetris on mobile telephony devices will enable us to increase our international revenues. During the three months ended September 30, 2004 and 2005, we derived approximately 19% and 16% of our revenues, respectively, from international markets. During the nine months ended September 30, 2004 and 2005, we derived approximately 20% and 16% of our revenues, respectively, from international markets.

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

On April 20, 2005, we, together with our wholly-owned subsidiary, JAMDAT Mobile (Hawaii) LLC (“JAMDAT Hawaii”), entered into a purchase agreement with Blue Lava Wireless, LLC (“Blue Lava”), and the Henk B. Rogers 2005 Dynasty Trust, the Akemi M. Rogers 2005 Dynasty Trust, Henk Rogers and Akemi Rogers (collectively, the “Members”). Under the terms of the purchase agreement, JAMDAT

Hawaii acquired all of the membership interests of Blue Lava from the Members. One of the principal assets of Blue Lava that we acquired was an exclusive, fifteen year, worldwide license to publish the interactive game Tetris on mobile telephony devices.

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

Results of Operations

The following table sets forth the items in our historical consolidated statements of operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(Unaudited)
Revenues	$9,503	$20,240	$24,982	$54,631
Cost of Revenues	1,918	6,419	4,278	14,976
Gross profit	7,585	13,821	20,704	39,655
Operating Expenses:
Research and development	3,480	5,719	8,534	14,662
Selling and marketing	1,293	1,815	3,605	5,505
General and administrative	1,904	4,287	4,958	10,282
Acquired in-process research and development	—	—	—	2,890
Stock-based compensation	985	311	2,483	990
Total operating expenses	7,662	12,132	19,580	34,329
Income from operations	(77)	1,689	1,124	5,326
Interest and other income (expense), net	85	(305)	45	(330)
Income before income tax benefit	8	1,384	1,169	4,996
Income tax benefit	—	—	—	1,668
Net income	$8	$1,384	$1,169	$6,664

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(Unaudited)
Revenues	100%	100%	100%	100%
Cost of Revenues	20	32	17	27
Gross profit	80	68	83	73
Operating Expenses:
Research and development	37	28	34	27
Selling and marketing	14	9	14	10
General and administrative	20	21	20	19
Acquired in-process research and development	—	—	—	5
Stock-based compensation	10	2	10	2
Total operating expenses	81	60	78	63
Income from operations	(1)	8	5	10
Interest and other income (expense), net	1	(2)	—	(1)
Income before income tax benefit	—	7	5	9
Income tax benefit	—	—	—	(3)
Net income	—%	7%	5%	12%

Sources of Revenues

We principally derive revenues from the licensing of our applications to wireless subscribers for a one-time purchase fee or a monthly subscription fee. Substantially all of these fees appear on our customers’ monthly mobile phone bill. In accordance with our carrier agreements, the carriers perform billing and collection functions and remit a percentage of the fees to us. We recognize the net amount of revenues due to us from the wireless carrier. We generate the vast majority of our revenues through our carrier distribution channel when wireless subscribers download our applications to their mobile phones, typically through a carrier’s branded e-commerce service. Our customers may also initiate the purchase of our applications from various Internet portal sites or through other delivery mechanisms with carriers continuing to be responsible for billing, collecting and remitting to us a percentage of those fees. We also generate limited revenues from mobile phone manufacturers when they embed one of our applications directly into a mobile phone. We generally receive payment from the manufacturer on a per mobile phone basis. Revenues from embed sales represented 8%, and 2%, respectively, of our revenues for the three months ended September 30, 2004 and 2005 and 5% and 2%, respectively, of our revenues for the nine months ended September 30, 2004 and 2005. In certain foreign territories, we also sell our products to wireless subscribers through local distribution partners. Finally, we currently generate limited revenues from the sale of some of our applications, including personal computer, or PC, and personal data assistant, or PDA, products, through Internet portal sites and retail stores. Revenues from these sales represented less than 3% and 1% of our revenues for the three and nine months ended September 30, 2004 and 2005, respectively.

Cost of Revenues

Our cost of revenues includes amortization of advance or guaranteed royalties to licensors, royalty payments to licensors, royalty payments to developers in excess of development costs, amortization of other intangibles and other costs. Our gross profit is determined largely by the mix of JAMDAT-branded and licensed applications sold during a particular period under varying royalty obligations associated with each application. There are multiple internal and external factors that affect the mix between sales of JAMDAT-branded and licensed applications, including the overall ratio of JAMDAT-branded applications to licensed applications available for sale during a particular period. The success of any individual application during a particular period is affected by internal and external factors such as marketing and media exposure, product quality, competitive products and consumer acceptance. If our mix of sales shifts substantially to licensed applications or applications with higher overall royalty rates, our gross margin would decline.

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

Amortization of other intangibles relates to amortization of assets acquired through the acquisition of businesses. We amortize other intangibles over the estimated useful life of the respective assets. Amortization of other intangibles has increased significantly during the current year as we have begun to amortize other intangibles created upon our April 20, 2005 acquisition of Blue Lava. See “—Recent Acquisitions.”

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

We devote substantial resources to the development and deployment of our applications and expect this to continue in the future. We attempt to balance the mix of internal and external application development. We believe that developing applications internally through our own employee developers allows us to increase margins, leverage the technology we have developed and better control application delivery. The use of external development allows us to significantly increase the number and diversity of our applications while controlling fixed costs. We also believe external developers provide dynamism and creativity and we will continue to work closely with the best-available application developers. Our external application development costs are either structured as non-refundable advance payments against future royalties earned, if any, or work for hire arrangements. The advance amounts generally range between $60,000 and $300,000 per application. Our applications generally require from six months to one year to produce, based on the complexity and feature set of the application developed, the number of platforms and handsets covered and the experience of the developer. We expect the payments to developers and the production time to increase as the complexity and feature sets of the applications they develop increase. We expect our research and development expenses will increase as we continue to create new applications and technologies as our company grows.

Selling and Marketing.   Our selling and marketing expenses relate primarily to compensation and associated costs for marketing and sales personnel, marketing and advertising, trade shows, public relations and other promotional activities, and general business development activities. We expect selling and marketing expenses to increase with the growth of our business and as we further promote the JAMDAT brand and our applications in the future.

General and Administrative.   Our general and administrative expenses relate primarily to compensation and associated costs for general and administrative personnel, professional fees, facility costs, information technologies and service costs. As of September 30, 2005, in addition to our headquarters located in Los Angeles, California, we maintain offices in Honolulu, Hawaii; Tokyo, Japan; Montreal, Canada; London, England; Bucharest, Romania; and Hyderabad, India. We also have sales and marketing personnel resident in Dusseldorf, Germany and Madrid, Spain to service local carriers in those markets. We expect that general and administrative expenses will continue to increase as we hire additional personnel, continue to protect our intellectual property rights and continue to incur costs related to the anticipated growth of our business and our operation as a public company.

Acquired In-Process Research and Development.   Acquired in-process research and development represents the value of products acquired through the acquisition of a business that were in the development stage and are not considered to have reached technological feasibility or to have alternative future use. Accordingly, these non-recurring items are expensed as research and development upon completion of the related acquisition.

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

Prior to our initial public offering, or IPO, we granted stock awards and options to our employees and directors under our equity plans that were intended to be exercisable at a price per share not less than the fair value of the shares of our common stock underlying those options or stock awards on their respective dates of grant. Because there was no public market for our shares prior to our IPO, our board of directors determined these exercise prices in good faith, based on the best information available to the board and our management at the time of grant. All stock awards and options granted subsequent to our IPO have been and will continue to be issued with exercise prices equal to the market value of our stock at the close of business on the date of grant.

We recognize compensation expense as we amortize the deferred stock-based compensation amounts on an accelerated basis over the related graded vesting periods, generally over four years.

During the nine month period ended September 30, 2004, we recorded deferred stock-based compensation to stockholders equity of $5.0 million related to the grant of new restricted common stock and options awards. During the nine month period ended September 30, 2005, we recorded a reduction in deferred stock-based compensation to stockholders equity of $0.6 million related to the repurchase of previously granted unvested restricted common stock and awards upon the termination of the related employees. Future annual amortization of deferred stock-based compensation for restricted common stock and options as of September 30, 2005 is as follows (in thousands):

Years Ending December 31,
2005 (remaining three months)	$244
2006	$681
2007	$208
2008	$15

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

Income Taxes

We use the asset and liability method to account for income taxes. Under this method, deferred income taxes are determined based on differences between the financial statement and tax basis of assets and liabilities, and are measured at the enacted tax rates that will be in effect when those differences are expected to reverse. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. Prior to June 30, 2005, we had determined it was more likely than not that our deferred tax assets were not realizable. Accordingly, we fully reserved our deferred tax assets to reflect our history of operating losses and the inherent uncertainties surrounding future profitability. In the quarter ended June 30, 2005, based on an evaluation of positive and negative factors including: the Company’s history of achieving operating objectives; the achievement of consolidated adjusted pre-tax income over the most recent three year period; consummation of a major acquisition and clarity regarding the future financial impact, future projections of adjusted pretax income; and the lack of significant limitations on the use of net operating losses, we determined that it was more likely than not that we will be able to realize a significant amount of our deferred tax assets. Therefore, the Company decreased the valuation allowance attributable to the U.S. deferred tax assets during the second and third quarters and will continue to decrease the valuation allowance over the remaining quarter of 2005. As a result, the Company has recorded no tax provision for the three months ended September 30, 2005 and does not expect to record any material income tax provision over the remainder of 2005. At September 30, 2005, we have net deferred tax assets of $3.1 million. We have retained and do not currently anticipate reversing the valuation allowance for deferred tax attributes in certain foreign jurisdictions where there is insufficient historical or future operating profitability to demonstrate that the foreign deferred tax attributes are more likely than not of being realized. Should we determine that we will not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would reduce income in the period such determination was made. If we determine that our deferred foreign tax attributes are realizable, an adjustment to release the valuation allowance and recognize additional deferred tax assets may be necessary.

Comparison of the quarters ended September 30, 2004 and 2005

Revenues.   Our revenues increased 113% from $9.5 million for the three month period ended September 30, 2004, to $20.2 million for the three month period ended September 30, 2005. This increase was primarily due to a growth in sales of our applications resulting from an increase in the number of addressable next-generation handsets, as a result of sales of new handsets by our carriers and the addition of new carriers offering application download services. We increased the number of applications generating revenue to 130 during the three month period ended September 30, 2005 from 92 during the three month period ended September 30, 2004. In addition, our third quarter of 2005 benefited from increased revenue resulting from our acquisitions of Downtown Wireless and Blue Lava. Our international revenues decreased from 19% of total revenue in the three month period ended September 30, 2004 to 16% of total revenue in the three month period ended September 30, 2005 despite overall quarter to quarter growth of international revenues of 81%. This decrease was due primarily to stronger growth in the U.S. market relative to international markets. The impact of exchange rate changes on revenue denominated in currencies other than U.S. dollars amounted to a net increase of approximately $13,000 for the three month period ended September 30, 2005.

Cost of Revenues.   Cost of revenues increased 235% from $1.9 million for the three month period ended September 30, 2004, to $6.4 million for the three month period ended September 30, 2005. The increase was primarily due to increased royalty payments to developers and licensors resulting from our increased revenues, an increase in license amortization (from $0.3 million to $1.0 million for the three month periods ended September 30, 2004 and 2005, respectively) due to the acquisition of additional licenses including DOOM and SOCOM: U.S. Navy SEALs and recently extended licenses with Atari and

MLB, and increased amortization of other intangible assets (from $0.1 million to $2.0 million for the three month periods ended September 30, 2004 and 2005, respectively) in connection with our acquisitions of Downtown Wireless and Blue Lava.

Gross Profit.   Our gross profit increased 82% from $7.6 million for the three month period ended September 30, 2004, to $13.8 million for the three month period ended September 30, 2005. The increase was primarily due to an increase in our revenues offset by increases in our cost of sales. Our gross profit decreased as a percentage of revenues from 80% for the three month period ended September 30, 2004, to 68% for the three month period ended September 30, 2005. This decrease is a result of the amortization of other intangible assets related to our acquisitions of Downtown Wireless and Blue Lava. In addition, royalty payments associated with the increased sale of licensed properties as a percentage of revenue increased from 53% of sales in the three month period ended September 30, 2004 to 70% of sales in the three month period ended September 30, 2005. Lastly, royalty payments to developers and licensors for products that have earned royalties in excess of advance payments have increased over the prior year period as a result of our increased revenues from certain products.

Research and Development.   Research and development expenses increased 64% from $3.5 million for the three month period ended September 30, 2004, to $5.7 million for the three month period ended September 30, 2005. The increase primarily resulted from an increase in the number of applications being developed from the prior year, an increase in the number of distribution partners and models of addressable next generation handsets for which we must make our products available, an increased investment in feature sets and art assets as required by more capable devices and increased consumer expectations, an increase in our full-time headcount, the establishment and expansion of several international studios, the acquisition and operation of Downtown and Blue Lava and increased spending on platform technologies, mobile phones and wireless service plans to support our development and deployment efforts. External development expenses represented 21% of total research and development expenses during the three month period ended September 30, 2005, compared to 24% over the same period in 2004. As a percentage of revenues, research and development expenses declined from 37% in the three month period ended September 30, 2004, to 28% in the three month period ended September 30, 2005, due to the overall growth of our revenues which resulted in economies of scale in our research and development expenses.

Selling and Marketing.   Selling and marketing expenses increased 40% from $1.3 million for the three month period ended September 30, 2004, to $1.8 million for the three month period ended September 30, 2005. The increase primarily resulted from higher spending on trade shows, advertising and an increase in our full-time headcount. As a percentage of revenues, selling and marketing expenses declined from 14% in the three month period ended September 30, 2004, to 9% in the three month period ended September 30, 2005, due to the overall growth of our revenues which resulted in economies of scale in our selling and marketing expenses.

General and Administrative.   General and administrative expenses increased 125% from $1.9 million for the three month period ended September 30, 2004, to $4.3 million for the three month period ended September 30, 2005. The increase in general and administrative expenses was due primarily to increased full-time head count, the establishment and expansion of several international studios and increased insurance and professional fees specifically related to our operations as a public company and the protection of our intellectual property rights. We incurred substantial legal fees during the third quarter of 2005 related to a pending trademark infringement claim against Verisign, Inc. and certain of its affiliates. We anticipate continuing to incur substantial legal fees related to this matter at least through the fourth quarter of 2005. We also incurred significant professional fees associated with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a percentage of revenues, general and administrative expenses increased from 20% in the three month period ended September 30, 2004, to 21% in the three month period ended September 30, 2005, due to the overall growth of our revenues which resulted in economies of scale in our general and administrative expenses, offset by significant professional fees associated with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our pending lawsuit against Verisign and certain of its affiliates.

Stock-based Compensation.   Stock-based compensation for the three month period ended September 30, 2004 was $1.0 million compared to $0.3 million for the three month period ended September 30, 2005. Amortization of deferred stock-based compensation relates to certain stock grants made through 2004 at exercise prices below the deemed fair value for financial accounting purposes. The decrease in stock based compensation is due to the acceleration of amortization of deferred stock-compensation in earlier years, as well as cancellations of stock awards resulting from employee terminations.

Interest and Other Income (Expense), Net.   Interest and other income (expense), net for the three month period ended September 30, 2004 amounted to income of $85,000 compared to an expense of $305,000 for the three month period ended September 30, 2005. The change was primarily a result of $330,000 of interest expense related to our term loan and revolving line of credit which was established during the three month period ended September 30, 2005.

Income Tax Benefit.   We had no income tax provision for the three month period ended September 30, 2004. During the three month period ended September 30, 2005, we had no income tax provision as our current tax liability was offset by the income tax benefit resulting from the reversal of $0.6 million of valuation allowance for certain deferred tax assets as discussed above. During the comparable period in 2004, we were utilizing net operating losses and did not record a provision for income taxes.

Comparison of the Nine Months ended September 30, 2004 and 2005

Revenues.   Our revenues increased 119% from $25.0 million for the nine month period ended September 30, 2004, to $54.6 million for the nine month period ended September 30, 2005. This increase was primarily due to a growth in sales of our applications resulting from an increase in the number of addressable next-generation handsets, as a result of sales of new handsets by our carriers and the addition of new carriers offering application download services. We increased the number of applications generating revenue to 138 during the nine month period ended September 30, 2005 from 94 during the nine month period ended September 30, 2004. In addition, our first nine months of 2005 benefited from increased revenue resulting from our acquisitions of Downtown Wireless and Blue Lava. Our international revenues decreased from 20% of total revenue in the nine month period ended September 30, 2004 to 16% of total revenue in the nine month period ended September 30, 2005 despite overall period to period growth of international revenues of 68%. This decrease was due primarily to stronger growth in the U.S. market relative to international markets. The impact of exchange rate changes on revenue denominated in currencies other than U.S. dollars amounted to a net increase of approximately $0.1 million for the nine month period ended September 30, 2005.

Cost of Revenues.   Cost of revenues increased 250% from $4.3 million for the nine month period ended September 30, 2004, to $15.0 million for the nine month period ended September 30, 2005. The increase was primarily due to increased royalty payments to developers and licensors resulting from our increased revenues, an increase in license amortization (from $0.8 million to $2.9 million for the nine month periods ended September 30, 2004 and 2005, respectively) due to the acquisition of additional licenses, including recently extended licenses with Atari and MLB, and increased amortization of other intangible assets (from $0.2 million to $4.0 million for the nine month periods ended September 30, 2004 and 2005, respectively) in connection with our acquisitions of Downtown Wireless and Blue Lava.

Gross Profit.   Our gross profit increased 92% from $20.7 million for the nine month period ended September 30, 2004, to $39.7 million for the nine month period ended September 30, 2005. The increase was primarily due to an increase in our revenues offset by increases in our cost of sales. Our gross profit decreased as a percentage of revenues from 83% for the nine month period ended September 30, 2004, to 73% for the nine month period ended September 30, 2005. This decrease is a result of the amortization of other intangible assets related to our April 20, 2005 acquisition of Blue Lava. In addition, royalty payments associated with the increased sale of licensed properties as a percentage of revenue increased from 50% of sales in the nine month period ended September 30, 2004, to 65% of sales in the nine month period ended September 30, 2005. Lastly, royalty payments to developers and licensors for products that have earned royalties in excess of advance payments have increased over the prior year period as a result of our increased revenues from certain products.

Research and Development.   Research and development expenses increased 72% from $8.5 million for the nine month period ended September 30, 2004, to $14.7 million for the nine month period ended September 30, 2005. The increase primarily resulted from an increase in the number of applications being developed from the prior year, an increase in the number of distribution partners and models of addressable next generation handsets for which we must make our products available, an increased investment in feature sets and art assets as required by more advanced devices and increased consumer expectations, an increase in our full-time headcount, the establishment and expansion of several international development studios, the acquisition and operation of Downtown and Blue Lava and increased spending on platform technologies, mobile phones and wireless service plans to support our development and deployment efforts. External development expenses represented 21% of total research and development expenses during the nine month period ended September 30, 2005, compared to 24% over the same period in 2004. As a percentage of revenues, research and development expenses declined from 34% in the nine month period ended September 30, 2004, to 27% in the nine month period ended September 30, 2005, due to the overall growth of our revenues which resulted in economies of scale in our research and development expenses.

Selling and Marketing.   Selling and marketing expenses increased 53% from $3.6 million for the nine month period ended September 30, 2004, to $5.5 million for the nine month period ended September 30, 2005. The increase primarily resulted from higher spending on trade shows and advertising and an increase in our full-time headcount. As a percentage of revenues, selling and marketing expenses declined from 14% in the nine month period ended September 30, 2004, to 10% in the nine month period ended September 30, 2005, due to the overall growth of our revenues which resulted in economies of scale in our selling and marketing expenses.

General and Administrative.   General and administrative expenses increased 107% from $5.0 million for the nine month period ended September 30, 2004, to $10.3 million for the nine month period ended September 30, 2005. The increase in general and administrative expenses was due primarily to increased full-time head count, the establishment and expansion of several international development studios and increased insurance and professional fees specifically related to our operations as a public company and the protection of our intellectual property rights. We incurred substantial legal fees during the nine month period ended September 30, 2005 related to a pending trademark infringement claim against Verisign and certain of its affiliates. We anticipate continuing to incur substantial legal fees related to this matter at least through the fourth quarter of 2005. We also incurred significant professional fees associated with our initial compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a percentage of revenues, general and administrative expenses declined from 20% in the nine month period ended September 30, 2004, to 19% in the nine month period ended September 30, 2005, due to the overall growth of our revenues which resulted in economies of scale in our general and administrative expenses offset by significant professional fees associated with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our pending lawsuit against Verisign and certain of its affiliates.

Stock-based Compensation.   Stock-based compensation for the nine month period ended September 30, 2004 was $2.5 million compared to $1.0 million for the nine month period ended

September 30, 2005. Amortization of deferred stock-based compensation relates to certain stock grants made through 2004 at exercise prices below the deemed fair value for financial accounting purposes. The decrease in stock based compensation is due to the acceleration of amortization of deferred stock-compensation in earlier years, as well as cancellations of stock awards resulting from employee terminations.

Acquired In-Process Research and Development or IPRD.   IPRD for the nine month period ended September 30, 2005 represents the write-off of acquired in-process research and development related to our 2005 acquisitions of Blue Lava and Downtown Wireless.

Interest and Other Income (Expense), Net.   Interest and other income (expense), net for the nine month period ended September 30, 2004 amounted to income of $45,000 compared to an expense of $330,000 for the nine month period ended September 30, 2005. The expense for the nine month period ended September 30, 2004 was due to interest incurred on debt from our Hexacto acquisition. The expense for the nine month period ended September 30, 2005 was due to interest incurred on debt from our Blue Lava acquisition, offset by interest income generated from the investment of our IPO proceeds.

Income Tax Benefit.   We had no income tax provision for the nine month period ended September 30, 2004, compared to an income tax benefit of $1.7 million for the nine month period ended September 30, 2005. During the nine month period ended September 30, 2005, we recognized an income tax benefit resulting from the reversal of a significant portion of our valuation allowance for certain deferred tax assets as discussed above. During the comparable period in 2004, we were utilizing net operating losses and did not record a provision for income taxes.

Liquidity and Capital Resources

Since our inception, our primary sources of liquidity have been private placements of preferred shares amounting to $32.6 million, net proceeds from our IPO in October 2004 amounting to $63.3 million, and more recently, cash flows from operations. We currently anticipate that our primary sources of liquidity will come from cash generated from operating activities and borrowings under our credit facility. Our cash, cash equivalents and short-term investments were $64.9 million as of December 31, 2004 and $25.0 million as of September 30, 2005.

Our net cash used in operating activities was $3.0 million for the nine month period ended September 30, 2004, compared to net cash provided by operating activities of $15.3 million for the nine month period ended September 30, 2005. Net cash used in operating activities for the nine months ended September 30, 2004 was primarily the result of significant increases in accounts receivable and prepaid expenses and other assets, offset by our net income of $1.2 million, non-cash items such as depreciation and amortization, stock-based compensation and increased accounts payable and accrued expenses. Net cash provided by operating activities for the nine month period ended September 30, 2005 was primarily the result of net income of $6.7 million, adding back non-cash items such as depreciation and amortization, acquired in-process research and development, stock-based compensation and increased accounts payable and accrued expenses, offset by the net tax benefit from the release of our valuation allowance and by a decrease in accounts receivable. Our days sales in outstanding receivables decreased to 94 days at September 30, 2005, compared to 103 days at December 31, 2004. Our accounts receivable balance increased by $5.3 million and $1.8 million for the nine month periods ended September 30, 2004 and 2005, respectively. For the nine month periods ended September 30, 2004 and 2005, we paid $1.3 million and $2.5 million, respectively, for the acquisition of third party licenses, which is included in prepaid royalties in cash flows from operations. In the future, we may be required to spend increasing amounts of money to acquire desirable third party licenses depending on the rights that we acquire and the value that the license holders place on those rights. If we acquire new third party licenses, we will likely spend significant amounts to develop and market products for the acquired licenses.

Our net cash used in investing activities was $0.8 million for the nine month period ended September 30, 2004, compared to net cash used in investing activities of $36.2 million for the nine month period ended September 30, 2005. Net cash used in investing activities for the nine month period ended September 30, 2004 consisted of $1.6 million in acquisitions of fixed assets offset by a release of restricted cash in the amount of $0.8 million. Net cash used in investing activities for the nine month period ended September 30, 2005 was comprised of $68.7 million related to the acquisitions of Downtown Wireless and Blue Lava, $18.1 million used to purchase short-term investments and $1.0 million used in acquisitions of fixed assets, offset by the sale of $51.6 million of short term investments. Our acquisitions of fixed assets were primarily to purchase personal computers, servers, software and fixtures. We expect to continue to invest in our facilities and technology to support our operations and remain competitive. In addition, it is likely that we will continue to use cash to fund our current international operations or possibly make additional acquisitions or investments.

Our net cash used in financing activities was $1.3 million for the nine month period ended September 30, 2004, compared to net cash provided by financing activities of $14.5 million for the nine month period ended September 30, 2005. Net cash used in financing activities for the nine month period ended September 30, 2004 was comprised of net payments of bank facilities and a note payable of $2.4 million, offset by proceeds from the issuance of common stock of $1.0 million. Net cash provided by financing activities for the nine month period ended September 30, 2005 consisted of $15.0 million in proceeds from borrowings under a bank facility put in place to partially finance the acquisition of Blue Lava and proceeds from the issuance of common stock of $0.1 million, offset by $0.6 million in repayment of bank facilities.

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

Indebtedness

As of September 30, 2005, JAMDAT Mobile (Canada) ULC (“JAMDAT Canada”) had an operating line of credit with the Bank of Montreal bearing interest at the bank’s prime lending rate plus 1.75%. Maximum borrowing of $200,000 Canadian Dollars is based on receivable levels of JAMDAT Canada and is collateralized by all the present and future accounts receivable, work in progress and inventory of JAMDAT Canada, as well as certain other assets of JAMDAT Canada. The credit facility requires JAMDAT Canada to maintain certain financial and non-financial covenants, the most restrictive of which is maintaining minimum working capital and debt to net tangible asset ratios. JAMDAT Canada was in compliance with these covenants at September 30, 2005. We guarantee JAMDAT Canada’s obligations to the Bank of Montreal. No borrowings were outstanding under this credit facility at September 30, 2005.

In connection with the acquisition of Hexacto, we assumed a note payable which was originally an obligation of the seller. The uncollateralized obligation was repayable in monthly principal payments of approximately $7,000 through July 2005. During July 2005, we paid all of the outstanding principal balance on the note and we have no further financial or non-financial obligations under the line of credit.

As of September 30, 2005, we were party to a loan and security agreement with Comerica Bank, providing for a 29 month term loan of $10 million and a 24 month revolving credit facility in an amount up to $15 million that bear interest at variable rates tied to either prime or LIBOR, at our discretion. As of September 30, 2005, the term loan and the revolving credit facility are bearing interest at 6.09% and 5.65%, respectively. The revolving credit facility is limited to 80% of eligible accounts receivable where eligible accounts receivable excludes certain foreign and long-outstanding receivables. The obligation to repay borrowings under this agreement is collateralized by a first priority lien on all of our assets. The extension of credit is subject to certain covenants and restrictions, the most restrictive of which require us to maintain certain minimum trailing EBITDA and liquidity ratios. We were in compliance with these covenants at September 30, 2005. We had $9.5 million outstanding under the term loan and had drawn $5 million under the revolving credit facility at September 30, 2005. Amounts borrowed under the revolving credit facility are due April 20, 2007. At September 30, 2005, additional available borrowings under the credit facility were $6.7 million.

We entered into a promissory note payable agreement as part of the puchase consideration related to the acquisition of Blue Lava. The non-interest bearing principal balance on the note is $13.7 million which has a discounted carrying value of $13.3 million at September 30, 2005 based on our estimated incremental borrowing rate of 6.09%. Interest expense on the note payable was accrued or imputed in the accompanying condensed consolidated statement of operations. The note payable is due on the one year anniversary of the closing of the Blue Lava acquisition, and is payable in any combination of cash or shares of our common stock at the sole discretion of the Company.

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

We attained profitability in 2004 and remained profitable through the third quarter of 2005, but continue to carry an accumulated deficit of $11.7 million. We cannot be certain that our recent profitability will be sustainable, and if we fail to sustain our profitability, the market price of our common stock will likely decline.

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

We currently rely on wireless carriers, in particular, Verizon Wireless, Cingular Wireless and Sprint PCS to generate our revenues. The loss of any of these relationships, or a material change in any of them, could materially harm our business.

For the nine month period ended September 30, 2005, we received approximately 31% of our revenue from subscribers of Verizon Wireless, 23% of our revenue from subscribers of Cingular Wireless and 19% of our revenue from subscribers of Sprint PCS with average outstanding accounts receivable balances of $6.4 million, $4.4 million and $1.4 million, respectively. During 2004, we received approximately 39% of our revenue from subscribers of Verizon Wireless, 11% of our revenue from subscribers of Cingular Wireless (assuming the Cingular/AT&T merger was approved prior to 2004) and approximately 18% (assuming the Sprint/Nextel merger was approved prior to 2004) of our revenue from subscribers of Sprint PCS with average outstanding accounts receivable balances of $2.9 million, $0.6 million and $0.6 million, respectively. We expect that we will continue to generate a significant portion of our revenue through a limited number of carriers for the foreseeable future, although these carriers may vary from period to period. A significant portion of our outstanding accounts receivable are with Verizon Wireless, Cingular Wireless and Sprint PCS, which results in a concentration of our credit risk. If any of Verizon Wireless, Cingular Wireless or Sprint PCS is unable to fulfill its payment obligations to us under our carrier agreements with them, our revenue could decline significantly.

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

Currently, we consider our primary competitors to be Disney, Electronic Arts, Gameloft, Glu Mobile, Infospace, Mforma, Namco, Sony Pictures, THQ Wireless, VeriSign and Yahoo!. In the future, likely competitors may include other major media companies, traditional video game publishers, content aggregators, wireless software providers and other pure-play wireless entertainment publishers. Wireless carriers may also decide to develop and distribute their own wireless entertainment applications. If carriers enter the wireless entertainment applications market, they might refuse to distribute some or all of our applications or may deny us access to all or part of their networks.

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

Competition for senior management personnel in our industry both in the United States and abroad is intense and we may not be able to retain our senior management personnel or attract and retain new personnel in the future. In addition, volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Many of our senior management personnel and other key employees have become, or will soon become, substantially vested in their outstanding restricted stock, or stock option, grants. Employees may be more likely to leave us if their owned shares or the shares underlying their options have significantly appreciated in value relative to the original purchase price of the shares or the option exercise price.

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

We believe that establishing and maintaining our brand is critical to retaining and expanding our customer base. Promotion of our brand will depend on our success in providing high-quality wireless entertainment applications. However, such success will depend, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our wireless carriers fail to provide quality service, our customers’ ability to access our applications may be interrupted, which may adversely affect our brand. If our customers and carriers do not perceive our existing products and services as high-quality, or if we introduce new applications that are not favorably received by our customers and carriers, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand will be costly. It will also involve extensive management time to execute successfully. Further, the markets in which we operate are highly competitive and many of our competitors, such as Disney, Electronic Arts, Yahoo! and Sony Pictures, already have substantially more brand recognition than we do. If we fail to successfully increase brand awareness and consumer recognition of our applications, our potential revenues could be limited, our costs could increase and our business could suffer.

We depend on a limited number of our applications for a significant portion of our revenues.

For the nine month period ended September 30, 2005, we generated approximately 20%, 16% and 9% from our Tetris, Bejeweled and JAMDAT Bowling applications, respectively. We began distributing Tetris applications in April 2005. In 2004, we generated approximately 23% and 13% of our revenues from our JAMDAT Bowling and Bejeweled applications, respectively. We expect to continue to derive a substantial portion of our revenues from our Bejeweled, Tetris and JAMDAT Bowling applications. If these applications are not successful in the future or we are unable to develop new applications that are as successful, our future revenues could be limited and our business may suffer.

Failure to renew our existing licenses or to obtain additional licenses could harm our business.

Many of our applications are based on or incorporate intellectual properties that we license from third parties. We have both exclusive and non-exclusive licenses to use these properties for terms that generally range from one to four years, with the exception of our fifteen year Tetris license. We may be unable to renew these licenses on terms favorable to us, or at all, and we may be unable to secure alternatives in a timely manner. We expect that licenses we obtain in the future will impose development, distribution and marketing obligations on us. If we breach our obligations, our licensors may have the right to terminate the license or change an exclusive license to a non-exclusive license.

Although in early 2005 we entered into a three year exclusive license to develop and distribute MLB-branded wireless simulation games in the Americas, Australia and New Zealand, our licenses with the other major North American professional sports leagues are non-exclusive. We face significant competition from third parties that may develop applications based on these professional sports leagues which compete with our applications.

Competition for licenses may also increase the advances, guarantees and royalties that we must pay to our licensors, which could significantly increase our costs. Failure to maintain our existing licenses or obtain additional licenses with significant commercial value could impair our ability to introduce new applications or continue our current applications, which could materially harm our business. During the nine month period ended September 30, 2005, our revenues derived from applications branded with the intellectual properties of our two largest licensors, The Tetris Company and PopCap Games, together accounted for approximately 36% of our revenues.

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

Our business is tied, in part, to the commercial introduction of new mobile phone models with enhanced features, including color screens and greater processing power. Many new mobile phone models are released in the final quarter of the year to coincide with the holiday shopping season. We cannot control the timing of these mobile phone launches. Some of our customers download our applications soon after they purchase their new mobile phones to experience the new features of those phones. If we miss the opportunity to sell applications when our customers upgrade to a new mobile phone due to application launch delays, our sales may suffer. In addition, if we miss the key holiday selling period, either because the introduction of a new mobile phone model is delayed or we do not successfully deploy our applications in time for the holiday selling season, our sales may suffer.

System or network failures could reduce our sales, increase costs or result in a loss of customers.

We rely on our wireless carriers’ networks to deliver our applications to our customers and on their billing systems to track and account for the downloading of our applications. In certain circumstances, we also rely on our servers to deliver applications on demand to our customers through their wireless carriers’ networks. Any failure of, or technical problem with, the carriers’ or our billing and delivery systems, information systems or communications networks could result in the inability of our customers to download our applications or prevent the completion of billing for an application. If any of these systems fails, there is an interruption in the supply of power, an earthquake, fire, flood or other natural disaster, or an act of war or terrorism, our customers may be unable to access our applications. Any failure of, or technical problem with, the carriers’ or our systems could cause us to lose customers or revenues or incur substantial repair costs and distract management from operating our business. From time to time, we have experienced failures with our carriers’ billing and delivery systems and communication networks, including certain gateway failures which reduced the provisioning capacity of the carrier’s branded e-commerce system.

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

As of September 30, 2005, we had approximately $25.0 million in cash and cash equivalents and access to up to $6.7 million in additional borrowings under a credit facility that we put into place in connection with the Blue Lava acquisition. We believe that our current cash and cash equivalents, cash flow from operations and existing credit facility will be sufficient to meet our anticipated cash needs, including for working capital purposes, capital expenditures and various contractual obligations, for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments, acquisitions or other strategic initiatives that we may decide to pursue. If these sources are insufficient to satisfy our cash requirements, we may seek to sell debt securities, equity securities or to obtain additional bank financing. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our outstanding securities and our stockholders will experience additional dilution. In addition, there can be no assurance that any additional financing will be available on acceptable terms, if at all.

Expansion into international markets is important to our long-term strategy, and as we expand internationally, we face added business, political, regulatory, operational, financial and economic risks, any of which could increase our costs and hinder our growth.

An important element of our business strategy is the expansion of our international sales by targeting markets, such as Europe and Asia, where we believe acceptance of our applications is likely. We expect international sales to be an important component of our revenues. International sales represented approximately 20% and 16% of our revenues for the nine month periods ended September 30, 2004 and 2005, respectively. Risks affecting our international operations include:

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

From time to time, we have and may continue to have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our management and resources. For example, on May 31, 2005, we filed a lawsuit against Verisign, Inc. and its affiliates, Jamster International Sarl, Ltd. and Jamba! GmbH in the United States District Court for the Central District of California, alleging trademark infringement and unfair competition regarding their use of the mark “Jamster” in connection with the sale of wireless entertainment applications in the United States. We incurred substantial legal fees during the second and third quarters of 2005 related to this lawsuit and anticipate continuing to incur substantial legal fees related to this matter at least through the fourth quarter of 2005.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to evaluate and report on our internal control over financial reporting and have our independent registered public accounting firm attest to our evaluation, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2005. We are in the process of preparing and implementing an internal plan of action for compliance with Section 404 and strengthening and testing our system of internal controls to provide the basis for our report. The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming, and will require significant attention of management. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from The Nasdaq National Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Changes to financial accounting standards and new exchange rules could make it more expensive to issue stock options to employees, which would increase compensation costs and may cause us to change our business practices.

We prepare our financial statements to conform with GAAP. These accounting principles are subject to interpretation by the Public Company Accounting Oversight Board, the SEC and various other bodies. A change in those policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. For example, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. Several regulatory agencies and entities are considering regulatory changes that could make it more difficult or expensive for us to grant stock options to employees. For example, the FASB has recently released SFAS 123R that will require us to record a charge to earnings for employee stock option grants beginning in early 2006. In addition, regulations implemented by The Nasdaq National Market generally require stockholder approval for all stock option plans, which could make it more difficult for us to grant stock options to employees. We may, as a result of these changes, incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, operating results and financial condition.

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

Our common stock began trading on The Nasdaq National Market on September 28, 2004. We cannot predict the effect, if any, that market sales of shares or the availability of shares for sale will have on the prevailing trading price of our common stock from time to time. There is currently no contractual restriction on our ability to issue additional shares or, with limited exceptions, on our stockholders’ ability to sell their shares. Sales of a substantial number of shares of our common stock could cause our stock price to fall.

The trading price of our common stock may be volatile.

The trading price of our common stock has been volatile since our IPO and will likely continue to be volatile. The trading price of our common stock could be subject to wide fluctuations due to a variety of factors, including those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations” section and elsewhere in this report. In addition, the stock market in general, and The Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations. Current trading prices and valuations may not be sustainable. Investor sentiment towards the market and our industry may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against such companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and The Nasdaq National Market, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of being a public company, we are required to maintain additional board committees and adopt policies regarding internal controls and disclosure controls and procedures. In addition, we have and will continue to incur additional costs associated with our public company reporting requirements. We will also be required under Section 404 of the Sarbanes-Oxley Act of 2002 to evaluate and report on our internal control over financial reporting and have our independent registered public accounting firm attest to our evaluation, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2005. The process of implementing our internal controls and complying with Section 404 will be expensive and time consuming, and will require significant attention of management. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, but we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Concentration of ownership among our existing executive officers, directors and related principal stockholders may prevent new investors from influencing significant corporate decisions and may result in a lower trading price for our common stock than if ownership of our common stock was less concentrated.

As of November 8, 2005, our executive officers, directors and related principal stockholders beneficially owned, in the aggregate, approximately 49.8% of our outstanding common stock. As a result, these stockholders, acting together, could have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of our executive officers, directors and related principal stockholders. For example, our executive officers, directors and related principal stockholders could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, this significant concentration of common stock ownership may adversely affect the market price for our common stock because investors often perceive disadvantages in owning stock in companies with a concentration of ownership in a few stockholders.

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

•       Our bylaws provide that special meetings of the stockholders can be called only by the board of directors, the chairman of the board or the CEO, and not by any stockholders. Our bylaws also prohibit the conduct of any business other than as specified in the notice of special meeting or as otherwise brought before the meeting by the board of directors. These provisions may discourage or deter a potential acquirer from attempting to obtain control of our company.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

At December 31, 2004 and September 30, 2005, we had $66,000 and $14.5 million, respectively, of fixed rate debt that was subject to risks related to adverse changes in market rates. A change of one percent in interest rates would have an impact of approximately $145,000 on our annual results of operations. Our other exposure to risk for changes in interest rates relates primarily to our investments in short-term financial instruments. Investments in both fixed rate and floating rate interest earning instruments carry some interest rate risk. The fair value of fixed rate securities may fall due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Partly as a result of this, our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have fallen in estimated fair value due to changes in interest rates. However, as substantially all of our cash equivalents consist of bank deposits and short-term money market instruments, we do not expect any material change with respect to interest income as a result of an interest rate change.

Foreign Currency Risk

Our international activities are primarily conducted through subsidiaries of our U.S. parent company. We are exposed to foreign currency transaction gains and losses because a significant amount of the net receivables of the U.S. parent due from its subsidiaries and international customers are denominated in currencies other than the U.S. dollar, primarily the British Pound, the Euro, the Canadian dollar and the Japanese Yen. We use the Bank of Canada published exchange rates to determine all of our foreign currency rates. Our foreign subsidiaries conduct their businesses in local currency. We have experienced immaterial foreign exchange gains or losses to date and we do not engage in any hedging activities. For the nine months ended September 30, 2005, approximately $6.5 million, or 12% of our total revenues, were denominated in foreign currencies, primarily the Canadian dollar and Euro. The exchange rate for the Canadian dollar to the U.S. dollar has ranged from Cdn$1.11 to Cdn$1.22 per U.S. dollar during the nine months ended September 30, 2005 and the Euro has ranged from €0.71 to €0.81 per U.S. dollar. The impact of exchange rate changes on revenue denominated in foreign currencies amounted to a net increase in revenue of approximately $0.1 million for the nine months ended September 30, 2005. Our net assets in our foreign operations amounted to $10.8 million as of September 30, 2005, which included $4.3 million in accounts receivable denominated in foreign currencies, and a 10% change in the foreign exchange rates would result in a $1.1 million change in our net foreign assets. As our foreign operations continue to expand, we may become more vulnerable to fluctuations in foreign currency exchange rates.

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

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

During the period covered by this quarterly report, there have been no reportable legal proceedings and no material developments with respect to the legal proceedings previously reported in our quarterly report for the quarter ended June 30, 2005.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the three months ended September 30, 2005, we issued an aggregate of 30,852 shares of common stock, par value $0.0001 per share, upon the exercise of stock options for proceeds to us of $31,377. We issued these stock options in transactions exempt from registration under the Securities Act pursuant to Rule 701 promulgated thereunder. In each such instance, the recipients of the securities were either employees, directors or officers of ours. In addition, the amount of securities issued at any time conformed to the limits of Rule 701(d) of the Securities Act.

In August 2005, we issued 6,275 shares of common stock valued at $150,000 to a licensor as partial consideration for the wireless rights to certain games. We issued these securities in transactions exempt from registration under Section 4(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ending September 30, 2005:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1, 2005 to July 31, 2005)	1,668	$0.33	—	—
Month #2 (August 1, 2005 to August 31, 2005)	—	—	—	—
Month #3 (September 1, 2005 to September 30, 2005)	—	—	—	—

(1)   Upon an employee’s termination, we have the right to repurchase any restricted shares of common stock granted to such employee pursuant to our 2000 Stock Incentive Plan or 2004 Equity Incentive Plan which remain unvested upon the date of termination, and it is generally our policy to exercise this right. These shares represent restricted shares of our common stock repurchased by us from one of our former employees which remained unvested upon the date of his termination.

Item 3.                        Defaults Upon Senior Securities.

Not applicable.

Item 4.                        Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.                        Other Information.

Not applicable.

Item 6.                        Exhibits.

The exhibits to this report are listed in the Exhibit Index on page 54 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2005

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